Form 10-K
period 1993-12-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1994-03-18
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  _______

                                 FORM 10-K
(Mark One)

XX  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993

                                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                  to                    .

Commission file numbers 33-44432, 33-47582 and 33-53936

                      FORD CREDIT AUTO LOAN MASTER TRUST
          (Ford Credit Auto Receivables Corporation - Originator)
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

      Delaware                               38-2973806
- ------------------------           ----------------------------
(State of Incorporation)           (Employer Identification No.)

The American Road, Dearborn, Michigan              48121
- ----------------------------------------         ----------
(Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code  (313) 322-3000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  XX  Yes.     No.
      -----    -----

                                  PART I.

ITEM 1.                              Business

The Ford Credit Auto Loan Master Trust (the "Trust") was created on February 5, 1992 pursuant to the Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of December 31, 1991 among Ford Motor Credit Company ("Ford Credit"), as servicer, Ford Credit Auto Receivables Corporation (the "Company"), as seller, and Chemical Bank (the "Trustee"), as trustee. Pursuant to the Pooling and Servicing Agreement, the Company transferred to the trust property primarily consisting of wholesale receivables generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile and light truck inventory, collections as to the receivables, security interests in the vehicles financed thereby and certain other property. Such property was obtained by the Company pursuant to the Receivables Purchase Agreement dated as of December 31, 1991 between the Company, as purchaser, and Ford Credit, as servicer.

In 1992, the Company, registered with the Securities Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates (the "Series 1992-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1992-2, 7 3/8% Auto Loan Asset Backed Certificates (the "Series 1992-2 Certificates") in the initial principal amount of $700,000,000, and the Series 1992-3, 5 5/8% Auto Loan Asset Backed Certificates (the "1992-3 Certificates") in the initial principal amount of $1,000,000,000. The Series 1992-1 Certificates, Series 1992-2 Certificates and Series 1992-3 Certificates were created pursuant to the Series 1992-1 Supplement dated as of December 31, 1991 to the Pooling and Servicing Agreement (the "1992-1 Supplement"), the Series 1992-2 Supplement dated as of March 31, 1992 to the Pooling and Servicing Agreement (the "1992-2 Supplement") and the Series 1992-3 Supplement dated as of September 30, 1992 to the Pooling and Servicing Agreement (the "1992-3 Supplement"), respectively. Each Series of Certificates represents an undivided interest in certain assets of the Trust.

ITEM 2.  PROPERTIES
- -------------------

For information regarding the property of the Trust, see the Pooling and Servicing Agreement, the 1992-1 Supplement, the 1992-2 Supplement, the 1992-3 Supplement and the prospectuses (Exhibits 19.14, 19.15 and 19.16) relating to the Series 1992-1 Certificates, the Series 1992-2 Certificates and the Series 1992-3 Certificates and incorporated hereby by reference. For additional information regarding the Certificates contained in the Distribution Date Statements furnished to the Trustee on each Distribution Date during 1993, see the Current Reports on Form 8-K incorporated by reference herein (Exhibits 19.1 through 19.12). For additional information, regarding the Certificates, see Exhibit 99.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


                                  PART II.



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 72 Series 1992-1 Certificateholders, 54 Series 1992-2
Certificateholders and 79 Series 1992-3 Certificateholders at March 3, 1994. There is no established public trading market for any of the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.


                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Bankers Trust Company  $ 87,645        8.8%
6 7/8% Auto Loan  16 Wall Street
Asset Backed      New York, NY  10007
Certificates

Series 1992-1,    Chemical Bank/MHT        115,155       11.5%
6 7/8% Auto Loan  270 Park Avenue
Asset Backed      New York, NY  10017
Certificates

Series 1992-1,    Marine Treasury         $75,300        7.5%
6 7/8% Auto Loan    Investment
Asset Backed      140 Broadway,
Certificates      Level A
                  New York, NY  10015

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1     Morgan Guaranty Trust   $60,600          6.1%
6 7/8% Auto Loan  Co. of New York
Asset Backed      37 Wall Street
Certificates      New York, NY  10260

Series 1992-1     Shawnut Bank            $99,525          9.9%
6 7/8% Auto Loan  Connecticut, N. A./
Asset Backed      Investment Dealer
Certificates      777 Main Street
                  Hartford, CT  06115

Series 1992-1,    SSB-Custodian          $154,897         15.5%
6 7/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY  11717

Series 1992-2,    Bankers Trust Company  $153,995         22.0%
7 3/8% Auto Loan  16 Wall Street
Asset Backed      New York, NY  10005
Certificates

Series 1992-2,    The Chase Manhattan     $51,455          7.4%
7 3/8% Auto Loan  Bank N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      New York, NY  10081

Series 1992-2,    Continental Bank,       $76,440         10.9%
7 3/8% Auto Loan  National Association
Asset Backed      Trust
Certificates      c/o ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NY 11717

Series 1992-2,    Northern Trust Co.      $54,975          7.9%
7 3/8% Auto Loan  Trust
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood, NY  11717

Series 1992-2     Mellon Bank, N.A.       $96,200         13.8%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY  17717

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-2     SSB-Custodian           $54,590          7.8%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY  17717

Series 1992-3,    Bankers Trust Company  $128,020         12.8%
5 5/8% Auto Loan  16 Wall Street
Asset Backed      New York, NY  10005
Certificates

Series 1992-3,    Continental Bank      $170,464          17.0%
5 5/8% Auto Loan  National Association
Asset Backed      Trust
Certificates      c/o ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NY  17717

Series 1992-3,    Chemical Bank/MHT      $80,865          8.1%
5 5/8% Auto Loan  270 Park Ave.
Asset Backed      New York, NY  10017
Certificates

Series 1992-3,    SSB-Custodian          $76,185          7.6%
5 5/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY  17717

Series 1992-3,    The Bank of New York   $66,535          6.6%
5 5/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ  07094
Certificates

Series 1992-3,    Northern Trust Co.     $59,620          6.0%
5 5/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY  17717

Series 1992-3,    Morgan Guaranty Trust  $71,110          7.1%
5 5/8% Auto Loan    Company of New York
Asset Backed      37 Wall Street
Certificates      New York, NY  10260

* As of March 3, 1994

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

                                  PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

   (a)3.     Exhibits

Designation  Description                Method of Filing
- -----------  -----------                ----------------

Exhibit 3.1  Restated Certificate of    Filed as Exhibit 3.1 to
             Incorporation of Ford      Ford Credit Auto
             Credit Auto Receivables    Receivables Corporation's
             Corporation.               Registration Statement on
                                        Form S-1 (No. 33-44432)
                                        and incorporated herein
                                        by reference.

Exhibit 3.2  By-Laws of Ford Credit     Filed as Exhibit 3.2 to
             Auto Receivables           Ford Credit Auto
             Corporation.               Receivables Corporation's
                                        Registration Statement on
                                        Form S-1 (No. 33-44432)
                                        and incorporated herein
                                        by reference.

Exhibit 4.1  Conformed copy of Pooling  Filed as Exhibit 4.1 to
             and Servicing Agreement    Ford Credit Auto
             dated as of December 31,   Receivables Corporation's
             1991 among Ford Credit     Registration Statement on
             Auto Receivables           Form S-1 (No. 33-47582)
             Corporation, as seller,    and incorporated herein
             Ford Motor Credit Company  by reference.
             as servicer, and Chemical
             Bank, as trustee.

Exhibit 4.2  Conformed copy of Series   Filed as Exhibit 4.2 to
             1992-1 Supplement dated    Ford Credit Auto Loan
             as of December 31, 1991    Master Trust Current
             to the Pooling and         Report on Form 8-K dated
             Servicing Agreement        February 7, 1992 and
             referenced in Exhibit      and incorporated herein
             4-A above among Ford       by reference.
             Credit Auto Receivables
             Corporation, as seller,
             Ford Motor Credit Company,
             as servicer, and Chemical
             Bank, as trustee.

Designation  Description                Method of Filing
- -----------  -----------                -----------------

Exhibit 4.3  Conformed copy of Series   Filed as Exhibit 4.2 to
             1992-2 Supplement dated    Ford Credit Auto Loan
             as of March 31, 1993 to    Master Trust Current
             Pooling and Servicing      Report on Form 8-K dated
             Agreement referred to in   May 15, 1992 and
             Exhibit 4-A above among    incorporated herein by
             Ford Credit Auto           reference.
             Receivables Corporation,
             as seller, Ford Motor Credit
             Company, as servicer, and
             Chemical Bank, as trustee.

Exhibit 4.4  Conformed copy of Series   Filed as Exhibit 4.2 to
             1992-3 Supplement dated    Ford Credit Auto Loan
             as of September 30, 1992   Master Trust Current
             to Pooling and Servicing   Report on Form 8-K dated
             Agreement referred to in   November 12, 1992 and
             Exhibit 4-A above among    incorporated herein by
             Ford Credit Auto           Reference.
             Receivables Corporation,
             as seller, Ford Motor Credit
             Company, as servicer, and
             Chemical Bank, as trustee.

Exhibit 19.1 Distribution Date Statement  Filed as Exhibit 28 to
             for Collection Period        Ford Credit Auto Loan
             ended January 31, 1993.      Master Trust Current
                                          Report on Form 8-K
                                          dated February 9, 1993
                                          and incorporated herein
                                          by reference.

Exhibit 19.2 Distribution Date Statement  Filed as Exhibit 28 to
             for Collection Period ended  Ford Credit Auto Loan
             February 28, 1993.           Master Trust Current
                                          Report on Form 8-K
                                          dated March 11, 1993
                                          and incorporated herein
                                          by reference.

Exhibit 19.3 Distribution Date Statement  Filed as Exhibit 28 to
             for Collection Period ended  Ford Credit Auto Loan
             March 31, 1993.              Master Trust Current
                                          Report on Form 8-K
                                          dated April 7, 1993
                                          and incorporated herein
                                          by reference.

Designation  Description                  Method of Filing
- -----------  -----------                  -----------------

Exhibit 19.4 Distribution Date Statement  Filed as Exhibit 28 to
             for Collection Period        Ford Credit Auto Loan
             ended April 30, 1993.        Master Trust Current
                                          Report on Form 8-K
                                          dated May 14, 1993 and
                                          incorporated herein by
                                          reference.

Exhibit 19.5  Distribution Date Statement  Filed as Exhibit 28 to
              for Collection Period        Ford Credit Auto Loan
              ended May 31, 1993.          Master Trust Current
                                           Report on Form 8-K
                                           dated June 4, 1993 and
                                           incorporated herein by
                                           reference.

Exhibit 19.6  Distribution Date Statement  Filed as Exhibit 28 to
              for Collection Period        Ford Credit Auto Loan
              ended June 30, 1993.         Master Trust Current
                                           Report on Form 8-K
                                           dated July 7, 1993 and
                                           incorporated herein by
                                           reference.

Exhibit 19.7  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended July 31, 1993.         Master Trust Current
                                           Report on Form 8-K
                                           dated August 10, 1993
                                           and incorporated
                                           herein by reference.

Exhibit 19.8  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended August 31, 1993.       Master Trust Current
                                           Report on Form 8-K
                                           dated September 8, 1993
                                           and incorporated herein
                                           by reference.

Exhibit 19.9  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended September 30, 1993.    Master Trust Current
                                           Report on Form 8-K
                                           dated October 19, 1993
                                           and incorporated herein
                                           by reference.

Designation  Description                  Method of Filing
- -----------  -----------                  -----------------

Exhibit 19.10 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended October 31, 1993.      Master Trust Current
                                           Report on Form 8-K
                                           dated November 9, 1993
                                           and incorporated herein
                                           by reference.

Exhibit 10.11 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              November 30, 1993.           Master Trust Current
                                           Report on Form 8-K
                                           dated December 9, 1993
                                           and incorporated herein
                                           by reference.

Exhibit 10.12 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              December 31, 1993.           Master Trust Current
                                           Report on Form 8-K
                                           dated January 10, 1994
                                           and incorporated herein
                                           by reference.

Exhibit 19.14 Prospectus dated January     Filed as Exhibit 28.1
              30, 1992 relating to         to Ford Credit Auto
              Series 1992-1                Master Trust Current
              Certificates.                Report on Form 8-K
                                           dated February 7, 1992
                                           and incorporated herein
                                           by reference.

Exhibit 19.15 Prospectus dated May         Filed as Exhibit 28.1 to
              11, 1993 relating to         Ford Credit Auto Loan
              Series 1992-2                Master Trust Current.
              Certificates.                Report on Form 8-K dated
                                           May 15, 1992 and
                                           incorporated herein by
                                           reference.

Exhibit 19.16 Prospectus dated November    Filed as Exhibit 28.1 to
              6, 1992 relating to          Ford Credit Auto Loan
              Series 1992-3                Master Trust Current
              Certificates.                Report on Form 8-K dated
                                           November 12, 1992 and
                                           incorporated herein by
                                           reference.

ITEM 14.     (Continued)

Designation  Description                  Method of Filing
- -----------  -----------                  -----------------

Exhibit 99    Selected Information         Filed with this report.
              relating to the Series
              1992-1 Certificates, the
              the Series 1992-2
              Certificates and the Series
              1992-3 Certificates.


    (b) Reports on Form 8-K

Date of Report                                  Item

October 19, 1993                         Item 5 - Other Events
November 9, 1993                         Item 5 - Other Events
December 9, 1993                         Item 5 - Other Events
January 10, 1994                         Item 5 - Other Events


                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)





March 18, 1994                  By: /s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

                               EXHIBIT INDEX

Exhibit
Number              Description of Exhibit            Page
- --------            ----------------------            ----

Exhibit 3.1         Restated Certificate of           *
                    Incorporation of Ford Credit
                    Auto Receivables Corporation.

Exhibit 3.2         By-Laws of Ford Credit Auto       *
                    Receivables Corporation.

Exhibit 4.1         Conformed copy of Pooling and     *
                    Servicing Agreement dated as
                    of December 31, 1991 among
                    Ford Credit Auto Receivables
                    Corporation, as seller, Ford
                    Motor Credit Company, as
                    servicer, and Chemical Bank,
                    as trustee.

Exhibit 4.2         Conformed copy of Series          *
                    1992-1 Supplement dated as of
                    December 31, 1991 to the
                    Pooling and Servicing
                    Agreement referenced in Exhibit
                    4-A above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

Exhibit 4.3         Conformed copy of Series          *
                    1992-2 Supplement dated as of
                    March 31, 1993 to the Pooling
                    and Servicing Agreement
                    referred to in Exhibit 4-A
                    above among Ford Credit Auto
                    Receivables Corporation, as
                    seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

Exhibit 4.4         Conformed copy of Series          *
                    1992-3 Supplement dated as
                    of September 30, 1992 to
                    Pooling and Servicing
                    Agreement referred to in Exhibit
                    4-A above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1993.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 28, 1993.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1993.


Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1993.

Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1993.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1993.

Exhibit 19.7        Distribution Date Statement       *
                    for Collection Period
                    ended July 31, 1993

Exhibit 19.8        Distribution Date Statement       *
                    for Collection Period
                    ended August 31, 1993

Exhibit 19.9        Distribution Date Statement       *
                    for Collection Period
                    ended September 30, 1993

Exhibit 19.10       Distribution Date Statement       *
                    for Collection Period
                    ended October 31, 1993

Exhibit 19.11       Distribution Date Statement       *
                    for Collection Period
                    ended November 30, 1993

Exhibit 19.12       Distribution Date Statement       *
                    for Collection Period
                    ended December 31, 1993

Exhibit 19.14       Prospectus dated January 30,      *
                    1992 relating to Series
                    1992-1 Certificates.

Exhibit 19.15       Prospectus dated May 11, 1992     *
                    relating to Series 1992-2
                    Certificates.

Exhibit 19.16       Prospectus dated November 6,      *
                    1992 relating to Series 1992-3
                    Certificates.

Exhibit 99          Selected Information relating     Filed with this Report.
                    to the Series 1992-1
                    Certificates, the Series 1992-2
                    Certificates and the Series
                    1992-3 Certificates.

__________________
* Previously Filed