Form 10-Q
period 1994-03-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1994-05-11
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----

                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ----------------

Commission file numbers 33-44432, 33-47582 and 33-53936

              FORD CREDIT AUTO LOAN MASTER TRUST
    (Ford Credit Auto Receivables Corporation - Originator)
- - ----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

       Delaware                          13-6988339
- - --------------------         -----------------------------------
(State of Incorporation)     (I.R.S. employer identification no.)

 The American Road, Dearborn, Michigan               48121
- - ---------------------------------------            ---------
(Address of principal executive offices)           Zip code)

Registrant's telephone number, including area code (313) 322-3000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates
Series 1992-2, 7 3/8% Auto Loan Asset Backed Certificates
Series 1992-3, 5 5/8% Auto Loan Asset Backed Certificates

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past  90 days.   Yes   X   No

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

ITEM 2.  PROPERTIES
- - -------------------

For information regarding the property of the Trust, see the Pooling and Servicing Agreement, the 1992-1 Supplement, the
1992-2 Supplement, the 1992-3 Supplement and the prospectuses (Exhibits 19.14, 19.15 and 19.16) relating to the Series 1992-1 Certificates, the Series 1992-2 Certificates and the Series 1992-3 Certificates and incorporated hereby by reference. For additional information regarding the Certificates contained in the Distribution Date Statements furnished to the Trustee on each Distribution Date during 1994, see the Current Reports on Form 8-K incorporated by reference herein (Exhibits 19.1 through 19.3). For additional information, regarding the Certificates, see Exhibit 99.

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


                                  PART II.



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 72 Series 1992-1 Certificateholders, 59 Series 1992-2
Certificateholders and 83 Series 1992-3 Certificateholders at May 6, 1994. There is no established public trading market for any of the Certificates.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.


                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Bankers Trust Company  $ 87,345        8.7%
6 7/8% Auto Loan  34 Exchange Place
Asset Backed      5th Floor
Certificates      Jersey City, NJ  07302

Series 1992-1,    Chemical Bank/MHT      $113,380       11.3%
6 7/8% Auto Loan  270 Park Avenue
Asset Backed      New York, NY  10017
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Marine Treasury         $75,300         7.5%
6 7/8% Auto Loan    Investments
Asset Backed      140 Broadway,
Certificates      Level A
                  New York, NY  10015

Series 1992-1     Citibank, N.A.         $ 56,055         5.6%
6 7/8% Auto Loan  111 Wall Street
Asset Backed      New York, NY 10005
Certificates

Series 1992-1     SSB-Custodian          $154,395        15.4%
6 7/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-1     Morgan Guaranty Trust  $ 60,500          6.1%
6 7/8% Auto Loan  Co. of New York
Asset Backed      43 Exchange Place
Certificates      New York, NY  10260

Series 1992-1,    Shawmut Bank           $ 99,525          9.5%
6 7/8% Auto Loan  Connecticut, N.A.1
Asset Backed      Investment Dealer
Certificates      777 Main Street
                  Hartford, CT 06115

Series 1992-2,    Bankers Trust Company  $153,045         21.9%
7 3/8% Auto Loan  34 Exchange Place
Asset Backed      Jersey City, NJ 07302
Certificates

Series 1992-2,    The Chase Manhattan    $ 53,705          7.7%
7 3/8% Auto Loan  Bank N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      New York, NY  10081

Series 1992-2,    Continental Bank       $ 73,940         10.6%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NJ 11717

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-2,    Northern Trust Co. -   $ 41,860          6.0%
7 3/8% Auto Loan   Trust
Asset Backed      c/o ADP Proxy Services
Certificates      Edgewood, NY 11717

Series 1992-2     Mellon Bank            $ 83,900         12.0%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      Edgewood, NY 11717
Certificates

Series 1992-2     Bank of New York       $ 35,365          5.1%
7 3/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1992-2     SSB - Custodian        $ 39,740          5.7%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2     Citibank, N.A.         $ 42,220          6.0%
7 3/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor
Certificates      New York, NY 10043

Series 1992-3,    Bankers Trust Company  $100,210         10.0%
5 5/8% Auto Loan  34 Exchange Place
Asset Backed      Jersey City, NJ 07302
Certificates

Series 1992-3,    Continental Bank, NA - $157,525         15.8%
5 5/8% Auto Loan   Trust
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood, NY 11717

Series 1992-3,    Chemical Bank/MHT      $ 79,745          8.0%
5 5/8% Auto Loan  270 Park Ave.
Asset Backed      New York, NY 10017
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-3,    SSB - Custodian        $ 90,665          9.1%
5 5/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-3,    The Bank of New York   $ 87,250          8.7%
5 5/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1992-3,    Bankers Trust Co./     $ 50,000          5.0%
5 5/8% Auto Loan  Investment A/C
Asset Backed      16 Wall Street
Certificates      New York, NY 10005

Series 1992-3,    Morgan Guaranty Trust  $ 58,110          5.8%
5 5/8% Auto Loan    Company of New York
Asset Backed      43 Exchange Place
Certificates      New York, NY  10260

Series 1992-3,    Chase Manhattan        $ 56,145          5.6%
5 5/8% Auto Loan   Bank, N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      New York, NY 10081

* As of May 6, 1994

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.


                                  PART IV.


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K


   (a)3.     Exhibits

Designation   Description                 Method of Filing
- - -----------   -----------                 ----------------

Exhibit 3.1   Restated Certificate of     Filed as Exhibit 3.1 to
              Incorporation of Ford       Ford Credit Auto
              Credit Auto Receivables     Receivables
              Corporation.                Corporation's
                                          Registration Statement
                                          on Form S-1(No.33-44432)
                                          and incorporated herein
                                          by reference.

Exhibit 3.2   By-Laws of Ford Credit      Filed as Exhibit 3.2 to
              Auto Receivables            Ford Credit Auto
              Corporation.                Receivables
                                          Corporation's
                                          Registration Statement
                                          on Form S-1(No.33-44432)
                                          and incorporated herein
                                          by reference.

Exhibit 4.1   Conformed copy of Pooling   Filed as Exhibit 4.1 to
              and Servicing Agreement     Ford Credit Auto
              dated as of December 31,    Receivables
              1991 among Ford Credit      Corporation's
              Auto Receivables            Registration Statement
              Corporation, as seller,     on Form S-1(No.33-47582)
              Ford Motor Credit Company   and incorporated herein
              as servicer, and Chemical   by reference.
              Bank, as trustee.

Designation   Description                 Method of Filing
- - -----------   -----------                 -----------------

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

Exhibit 19.1  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended January 31, 1994.      Master Trust Current
                                           Report on Form 8-K
                                           dated February 22, 1994
                                           and incorporated
                                           herein by reference.

Designation   Description                  Method of Filing
- - -----------   -----------                  -----------------

Exhibit 19.2 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              February 28, 1994.           Master Trust Current
                                           Report on Form 8-K
                                           dated March 4, 1994
                                           and incorporated
                                           herein by reference.

Exhibit 19.3 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              March 31, 1994.              Master Trust Current
                                           Report on Form 8-K
                                           dated April 11, 1994
                                           and incorporated
                                           herein
                                           by reference.

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

Exhibit 19.15 Prospectus dated May        Filed as Exhibit 28.1
              11, 1993 relating to        to Ford Credit Auto
              Series 1992-2               Loan Master Trust
              Certificates.               Report on Form 8-K
                                          dated May 15, 1992 and
                                          incorporated herein by
                                          reference.

Exhibit 19.16 Prospectus dated November   Filed as Exhibit 28.1
              6, 1992 relating to         to Ford Credit Auto
              Series 1992-3               Loan Master Trust
              Certificates                Current Report on
                                          Form 8-K dated
                                          November 12, 1992 and
                                          incorporated herein by
                                          reference.

Exhibit 99    Selected Information        Filed with this
              relating to the Series      report.
              1992-1 Certificates, the
              the Series 1992-2
              Certificates and the Series
              1992-3 Certificates.

    (b) Reports on Form 8-K

Date of Report                                  Item

January 10, 1994                        Item 5 - Other Events
February 22, 1994                       Item 5 - Other Events
March 4, 1994                           Item 5 - Other Events



                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)







May 11, 1994                       By: /s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

                              EXHIBIT INDEX
Exhibit
Number              Description of Exhibit            Page
- - --------            ----------------------            ----

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

Exhibit 4.4         Conformed copy of Series          *
                    1992-3 Supplement dated as
                    of September 30, 1992 to
                    Pooling and Servicing
                    Agreement referred to in Exhibit
                    4-A above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.
                                   -11-

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1994.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 28, 1994.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1994.

Exhibit 19.14       Prospectus dated January 30,      *
                    1992 relating to Series
                    1992-1 Certificates.

Exhibit 19.15       Prospectus dated May 11, 1992     *
                    relating to Series 1992-2
                    Certificates.

Exhibit 19.16       Prospectus dated November 6,      *
                    1992 relating to Series 1992-3
                    Certificates.

Exhibit 99          Selected Information relating     12
                    to the Series 1992-1
                    Certificates, the Series 1992-2
                    Certificates and the Series
                    1992-3 Certificates.

__________________
* Previously Filed