Form 10-Q
period 1994-06-30
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1994-08-02
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----

                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

                                  PART I.


ITEM 1.                              Business

The Ford Credit Auto Loan Master Trust (the "Trust") was created on February 5, 1992 pursuant to the Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of December 31, 1991 among Ford Motor Credit Company ("Ford Credit"), as servicer, Ford Credit Auto Receivables Corporation (the "Company"), as seller, and Chemical Bank (the "Trustee"), as trustee. Pursuant to the Pooling and Servicing Agreement, the Company transferred to the trust property primarily consisting of wholesale receivables generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile and light truck inventory, collections as to the receivables, security interests in the vehicles financed thereby and certain other property. Such property was obtained by the Company pursuant to the Receivables Purchase Agreement dated as of December 31, 1991 between the Company, as purchaser, and Ford Credit, as seller.

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

ITEM 2.  PROPERTIES
- - -------------------

For information regarding the property of the Trust, see the Pooling and Servicing Agreement, the 1992-1 Supplement, the
1992-2 Supplement, the 1992-3 Supplement and the prospectuses (Exhibits 19.14, 19.15 and 19.16) relating to the Series 1992-1 Certificates, the Series 1992-2 Certificates and the Series 1992-3 Certificates and incorporated hereby by reference. For additional information regarding the Certificates contained in the Distribution Date Statements furnished to the Trustee on each Distribution Date during 1994, see the Current Reports on Form 8-K incorporated by reference herein (Exhibits 19.1 through 19.6). For additional information, regarding the Certificates, see Exhibit 99.

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


                                  PART II.



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 60 Series 1992-1 Certificateholders, 70 Series 1992-2
Certificateholders and 94 Series 1992-3 Certificateholders at July 27, 1994. There is no established public trading market for any of the Certificates.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.


                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Bankers Trust Company  $ 89,625        8.9%
6 7/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall St., Level D
                  New York, NY 10005

Series 1992-1,    Chemical Bank/MHT      $147,200       14.7%
6 7/8% Auto Loan  55 Water Street
Asset Backed      Room 510
Certificates      New York, NY  10017

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Marine Treasury         $75,300         7.5%
6 7/8% Auto Loan    Investments
Asset Backed      140 Broadway,
Certificates      Level A
                  New York, NY  10015

Series 1992-1     Citibank, N.A.         $ 67,055         6.7%
6 7/8% Auto Loan  111 Wall Street
Asset Backed      New York, NY 10043
Certificates

Series 1992-1     SSB-Custodian          $138,655        13.8%
6 7/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-1     Morgan Guaranty Trust  $ 71,485          7.1%
6 7/8% Auto Loan  Co. of New York
Asset Backed      37 Wall St., 16th Floor
Certificates      New York, NY  10260

Series 1992-1,    Shawmut Bank           $ 99,525          9.5%
6 7/8% Auto Loan  Connecticut, N.A./
Asset Backed      Investment Dealer
Certificates      777 Main Street
                  Hartford, CT 06115

Series 1992-2,    Bankers Trust Company  $ 90,070         12.87%
7 3/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall St., Level D
                  New York, NY  10005

Series 1992-2,    The Chase Manhattan    $ 57,525          8.2%
7 3/8% Auto Loan  Bank N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      New York, NY  10081

Series 1992-2,    Continental Bank       $ 74,440         10.6%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NJ 11717

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-2,    Northern Trust Co. -   $ 41,710          5.9%
7 3/8% Auto Loan   Trust
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood, NY 11717

Series 1992-2     Mellon Bank            $ 67,575          9.6%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2     Bank of New York       $ 42,790          6.1%
7 3/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1992-2     SSB - Custodian        $ 39,740          5.6%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2     Citibank, N.A.         $ 67,320          9.6%
7 3/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor, Zone 9
Certificates      New York, NY 10043

Series 1992-3,    Bankers Trust Company  $ 78,600          7.8%
5 5/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall St., Level D
                  New York, NY  10005

Series 1992-3,    Continental Bank, NA - $150,100         15.0%
5 5/8% Auto Loan   Trust
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood, NY 11717

Series 1992-3,    Chemical Bank          $ 77,858          7.7%
5 5/8% Auto Loan  55 Water Street
Asset Backed      New York, NY 10041
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-3,    SSB - Custodian        $ 85,065          8.5%
5 5/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-3,    The Bank of New York   $ 99,315          9.9%
5 5/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1992-3,    Bankers Trust Co.      $ 78,600          7.9%
5 5/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall Street
                  New York, NY 10005

Series 1992-3,    Morgan Guaranty Trust  $ 58,110          5.8%
5 5/8% Auto Loan    Company of New York
Asset Backed      37 Wall Street
Certificates      New York, NY  10260

Series 1992-3,    Chase Manhattan        $ 79,755          7.9%
5 5/8% Auto Loan   Bank, N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      New York, NY 10081

* As of July 27, 1994

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

Exhibit 19.4 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              April 30, 1994.              Master Trust Current
                                           Report on Form 8-K dated
                                           May 9, 1994 and
                                           incorporated herein
                                           by reference.

Exhibit 19.5 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              May 31, 1994.                Master Trust Current
                                           Report on Form 8-K dated
                                           June 6, 1994 and
                                           incorporated herein
                                           by reference.

Exhibit 19.6 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              June 30, 1994                Master Trust Current
                                           Report on Form 8-K dated
                                           July 12, 1994 and
                                           and incorporated herein
                                           by reference.

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

    (b) Reports on Form 8-K

Date of Report                                  Item

May 9, 1994                        Item 5 - Other Events
June 6, 1994                       Item 5 - Other Events
July 12, 1994                      Item 5 - Other Events



                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)







August 2, 1994                      By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1994.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 28, 1994.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1994.

Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1994.

Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1994.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1994.

Exhibit 19.14       Prospectus dated January 30,      *
                    1992 relating to Series
                    1992-1 Certificates.

Exhibit 19.15       Prospectus dated May 11, 1992     *
                    relating to Series 1992-2
                    Certificates.

Exhibit 19.16       Prospectus dated November 6,      *
                    1992 relating to Series 1992-3
                    Certificates.

Exhibit 99          Selected Information relating     13
                    to the Series 1992-1
                    Certificates, the Series 1992-2
                    Certificates and the Series
                    1992-3 Certificates.

__________________
* Previously Filed