Form 10-Q
period 1994-09-30
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1994-11-02
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----

                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ----------------

Commission file numbers 33-44432, 33-47582, 33-53936 and 33-54673

              FORD CREDIT AUTO LOAN MASTER TRUST
    (Ford Credit Auto Receivables Corporation - Originator)
- ----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

       Delaware                          13-6988339
- --------------------         -----------------------------------
(State of Incorporation)     (I.R.S. employer identification no.)

 The American Road, Dearborn, Michigan               48121
- ---------------------------------------            ---------
(Address of principal executive offices)           Zip code)

Registrant's telephone number, including area code (313) 322-3000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates
Series 1992-2, 7 3/8% Auto Loan Asset Backed Certificates
Series 1992-3, 5 5/8% Auto Loan Asset Backed Certificates
Series 1994-1, Floating Rate Auto Loan Asset Backed Certificates


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

In 1992, the Company, registered with the Securities Exchange Commission
(the "Commission") under the Securities Act of 1933, as amended, (the "Act") and sold to the general public the Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates (the "Series 1992-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1992-2, 7 3/8% Auto Loan Asset Backed Certificates (the "Series 1992-2 Certificates") in the initial principal amount of $700,000,000, and the Series 1992-3, 5 5/8% Auto Loan Asset Backed Certificates (the "1992-3 Certificates") in the initial principal amount of $1,000,000,000. In 1994, the Company registered with the Commission under the Act and sold to the general public the Floating Rate Auto Loan Asset Backed Certificates (the "1994-1 Certificates" in the initial principal amount of $1,000,000,000. The Series 1992-1 Certificates, Series 1992-2 Certificates, Series 1992-3 Certificates and Series 1994-1 Certificates were created pursuant to the Series 1992-1 Supplement dated as of December 31, 1991 to the Pooling and Servicing Agreement (the "1992-1 Supplement"), the Series 1992-2 Supplement dated as of March 31, 1992 to the Pooling and Servicing Agreement (the "1992-2 Supplement"), the Series 1992-3 Supplement dated as of September 30, 1992 to the Pooling and Servicing Agreement (the "1992-3 Supplement") and the Series 1994-1 Supplement dated as of June 30, 1994 to the Pooling and Servicing Agreement (the "1994-1 Supplement"), respectively. Each Series of Certificates represents an undivided interest in certain assets of the Trust.

ITEM 2.  PROPERTIES
- -------------------

For information regarding the property of the Trust, see the Pooling and Servicing Agreement, the 1992-1 Supplement, the 1992-2 Supplement, the 1992-3 Supplement, the 1994-1 Supplement and the prospectuses (Exhibits 19.14, 19.15, 19.16 and 19.17) relating to the Series 1992-1 Certificates, the Series 1992-2 Certificates, the Series 1992-3 Certificates and the 1994-1

Certificates and incorporated hereby by reference. For additional information regarding the Certificates contained in the Distribution Date Statements furnished to the Trustee on each Distribution Date during 1994, see the Current Reports on Form 8-K incorporated by reference herein (Exhibits 19.1 through 19.9). For additional information, regarding the Certificates, see Exhibit 99.

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 59 Series 1992-1 Certificateholders, 69 Series 1992-2
Certificateholders, 92 Series 1992-3 Certificateholders and 29 Series 1994-1 Certificateholders at October 21, 1994. There is no established public trading market for any of the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Bankers Trust Company  $ 91,125        9.1%
6 7/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall St., Level D
                  New York, NY 10005

Series 1992-1,    Chemical Bank/MHT      $136,700       13.7%
6 7/8% Auto Loan  55 Water Street
Asset Backed      Room 510
Certificates      New York, NY  10017

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Marine Treasury         $75,300         7.5%
6 7/8% Auto Loan    Investments
Asset Backed      140 Broadway,
Certificates      Level A
                  New York, NY  10015

Series 1992-1     Citibank, N.A.         $ 67,055         6.7%
6 7/8% Auto Loan  111 Wall Street
Asset Backed      New York, NY 10043
Certificates

Series 1992-1     SSB-Custodian          $138,655        13.8%
6 7/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-1     Morgan Guaranty Trust  $ 71,485          7.1%
6 7/8% Auto Loan  Co. of New York
Asset Backed      37 Wall St., 16th Floor
Certificates      New York, NY  10260

Series 1992-1,    Shawmut Bank           $ 99,525          9.5%
6 7/8% Auto Loan  Connecticut, N.A./
Asset Backed      Investment Dealer
Certificates      777 Main Street
                  Hartford, CT 06115

Series 1992-2,    Bankers Trust Company  $104,045         14.9%
7 3/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall St., Level D
                  New York, NY  10005

Series 1992-2,    The Chase Manhattan    $ 61,100          8.7%
7 3/8% Auto Loan  Bank N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      New York, NY  10081

Series 1992-2,    Continental Bank       $ 74,440         10.6%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NJ 11717

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-2,    Northern Trust Co. -   $ 45,210          6.4%
7 3/8% Auto Loan   Trust
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood, NY 11717

Series 1992-2     Mellon Bank            $ 64,450          9.2%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2     Bank of New York       $ 43,990          6.3%
7 3/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1992-2     SSB - Custodian        $ 39,740          5.6%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2     Citibank, N.A.         $ 51,320          7.3%
7 3/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor, Zone 9
Certificates      New York, NY 10043

Series 1992-3,    Bankers Trust Company  $ 73,555          7.4%
5 5/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall St., Level D
                  New York, NY  10005

Series 1992-3,    Continental Bank, NA - $150,510         15.1%
5 5/8% Auto Loan   Trust
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood, NY 11717

Series 1992-3,    Chemical Bank          $ 82,705          8.3%
5 5/8% Auto Loan  55 Water Street
Asset Backed      New York, NY 10041
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-3,    SSB - Custodian        $ 92,140          9.2%
5 5/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-3,    The Bank of New York   $102,700         10.3%
5 5/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1992-3,    Bankers Trust Co.      $ 50,000          5.0%
5 5/8% Auto Loan  Investment A/C
Asset Backed      16 Wall Street
Certificates      5th Floor
                  New York, NY 10005

Series 1992-3,    Chase Manhattan        $ 86,755          8.7%
5 5/8% Auto Loan   Bank, N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      New York, NY 10081

Series 1994-1,    The Bank of New York   $127,400         12.7%
Floating Rate     925 Patterson Plank Rd.
Auto Loan         Secaucus, NJ 07094
Asset Backed
Certificates

Series 1994-1,    Bankers Trust Company  $ 73,350          7.3%
Floating Rate      Corporate Securities
Auto Loan          Services
Asset Backed      16 Wall St., Level D
Certificates      New York, NY  10005

Series 1994-1,    Mellon Bank            $ 92,025          9.2%
Floating Rate     c/o ADP Proxy Services
Auto Loan         51 Mercedes Way
Asset Backed      Edgewood, NY 11717
Certificates

Series 1994-1,    Morgan Guaranty Trust  $180,000         18.0%
Floating Rate      Company of New York
Auto Loan         37 Wall Street
Asset Backed      New York, NY 10260
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    Northern Trust Co.     $ 64,400          6.4%
Floating Rate      Trust
Auto Loan         c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1994-1,    SSB - Custodian        $ 60,860          6.1%
Floating Rate     c/o ADP Proxy Services
Auto Loan         51 Mercedes Way
Asset Backed      Edgewood, NY 11717
Certificates

Series 1994-1,    PNC National           $258,600         25.9%
Floating Rate      Association
Auto Loan         c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717


* As of October 21, 1994


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

Exhibit 4.1   Conformed copy of Pooling   Filed as Exhibit 4.1 to
              and Servicing Agreement     Ford Credit Auto
              dated as of December 31,    Receivables
              1991 among Ford Credit      Corporation's
              Auto Receivables            Registration Statement
              Corporation, as seller,     on Form S-1(No.33-47582)
              Ford Motor Credit Company   and incorporated herein
              as servicer, and Chemical   by reference.
              Bank, as trustee.
                                   -8-

Designation   Description                 Method of Filing
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

Exhibit 4.5   Form of Series 1994-1       Filed as Exhibit 4.2 to
              Supplement to the Pooling   Registration Statement No.
              and Servicing Agreement     33-54673 on Form S-3 and
              referred to in Exhibit 4-A  incorporated herein by
              above among Ford Credit     reference.
              Auto Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              Chemical Bank, as trustee.

Designation   Description                  Method of Filing
- -----------   -----------                  -----------------
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

Exhibit 19.6 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              June 30, 1994                Master Trust Current
                                           Report on Form 8-K dated
                                           July 7, 1994 and
                                           and incorporated herein
                                           by reference.

Designation   Description                 Method of Filing
- -----------   -----------                 -----------------
Exhibit 19.7  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              July 31, 1994                Master Trust Current
                                           Report on Form 8-K dated
                                           August 10, 1994 and
                                           and incorporated herein
                                           by reference.

Exhibit 19.8 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              August 31, 1994              Master Trust Current
                                           Report on Form 8-K dated
                                           September 7, 1994 and
                                           and incorporated herein
                                           by reference.

Exhibit 19.9 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              September 30, 1994           Master Trust Current
                                           Report on Form 8-K dated
                                           October 6, 1994 and
                                           and incorporated herein
                                           by reference.

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

Designation   Description                  Method of Filing
- -----------   -----------                  -----------------
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

Exhibit 19.17 Prospectus dated July       Filed with the Commission
              26, 1994 relating to        pursuant to Rule 424(b)(1) on
              Series 1994-1               July 27, 1994 and
              Certificates                incorporated herein by
                                          reference.

Exhibit 99    Selected Information        Filed with this
              relating to the Series      report.
              1992-1 Certificates, the
              the Series 1992-2
              Certificates, the Series
              1992-3 Certificates and
              the Series 1994-1 Certificates.

    (b) Reports on Form 8-K

Date of Report                                  Item

July 7, 1994                       Item 5 - Other Events
August 10, 1994                    Item 5 - Other Events
September 7, 1994                  Item 5 - Other Events

                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



November 2, 1994                    By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 4.5         Form of Series 1994-1             *
                    Supplement to the Pooling
                    Servicing Agreement
                    referred to in Exhibit 4-A
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

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

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1994.

Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1994.

Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1994.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1994.

Exhibit 19.7        Distribution Date Statement       *
                    for Collection Period
                    ended July 31, 1994.

Exhibit 19.8        Distribution Date Statement       *
                    for Collection Period
                    ended August 31, 1994.

Exhibit 19.9        Distribution Date Statement       *
                    for Collection Period
                    ended September 30, 1994.

Exhibit 19.14       Prospectus dated January 30,      *
                    1992 relating to Series
                    1992-1 Certificates.

Exhibit 19.15       Prospectus dated May 11, 1992     *
                    relating to Series 1992-2
                    Certificates.

Exhibit 19.16       Prospectus dated November 6,      *
                    1992 relating to Series 1992-3
                    Certificates.

Exhibit 19.17       Prospectus dated July 26,         *
                    1994 relating to Series 1992-3
                    Certificates.

Exhibit 99          Selected Information relating     17
                    to the Series 1992-1
                    Certificates, the Series 1992-2
                    Certificates, the Series
                    1992-3 Certificates and the Series
                    1994-1 Certificates.

__________________
* Previously Filed