Form 10-K
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1995-03-27
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  _______

                                 FORM 10-K
(Mark One)

XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

                                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                  to                    .

Commission file numbers 33-44432, 33-47582, 33-53936 and 33-54673

                      FORD CREDIT AUTO LOAN MASTER TRUST
          (Ford Credit Auto Receivables Corporation - Originator)
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

      Delaware                               38-2973806
------------------------           ----------------------------
(State of Incorporation)           (Employer Identification No.)

The American Road, Dearborn, Michigan              48121
----------------------------------------         ----------
(Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code  (313) 322-3000

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

The Company has registered with the Securities and Exchange
Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates (the "Series 1992-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1992-2, 7 3/8% Auto
Loan Asset Backed Certificates (the "Series 1992-2 Certificates") in the initial principal amount of $700,000,000, the Series 1992-3, 5 5/8% Auto Loan Asset Backed Certificates (the "1992-3 Certificates") in the initial principal amount of $1,000,000,000 and the Series 1994-1, Floating Rate Auto Loan Asset Backed Certificates (the "1994-1 Certificates") in the initial principal amount of $1,000,000,000. The Series 1992-1
Certificates, Series 1992-2 Certificates, Series 1992-3 Certificates and Series 1994-1 Certificates were created pursuant to the Series 1992-1 Supplement dated as of December 31, 1991 to the Pooling and Servicing Agreement (the "1992-1 Supplement"), the Series 1992-2 Supplement dated as of March 31, 1992 to the Pooling and Servicing Agreement (the "1992-2 Supplement"), the Series 1992-3 Supplement dated as of September
30, 1992 to the Pooling and Servicing Agreement (the "1992-3
Supplement"), and the Series 1994-1 Supplement dated as of June 30, 1994 to the Pooling and Servicing Agreement (the "1994-1 Supplement"), respectively. Each Series of Certificates represents an undivided interest in certain assets of the Trust.

ITEM 2.  PROPERTIES
-------------------

For information regarding the property of the Trust, see the Pooling and Servicing Agreement, the 1992-1 Supplement, the 1992-2 Supplement, the 1992-3 Supplement, the 1994-1 Supplement and the prospectuses (Exhibits 19.13, 19.14, 19.15 and 19.16) relating to the Series 1992-1 Certificates, the Series 1992-2 Certificates, the Series 1992-3 Certificates and the 1994-1 Certificates and incorporated hereby by reference. For additional information regarding the Certificates contained in the Distribution Date Statements furnished to the Trustee on each Distribution Date during 1994, see the Current Reports on Form 8-K incorporated by reference herein (Exhibits 19.1 through 19.12). For additional information, regarding the Certificates, see Exhibit 99.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


                                  PART II.



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 60 Series 1992-1 Certificateholders, 68 Series 1992-2
Certificateholders, 90 Series 1992-3 Certificateholders and 27 Series 1994-1 Certificateholders at March 13, 1995. There is no established public trading market for any of the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Bankers Trust Company  $ 51,410        5.1%
6 7/8% Auto Loan    Corporate Securities
Asset Backed        Services
Certificates      16 Wall Street, Level D
                  New York, NY  10005

Series 1992-1,    Chemical Bank/MHT      $ 139,835       14.0%
6 7/8% Auto Loan  55 Water Street, Room 510
Asset Backed      New York, NY  10017
Certificates

Series 1992-1,    The Chase Manhattan    $  68,615        6.9%
6 7/8% Auto Loan    Bank, N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      3B - Proxy Dept.
                  New York, NY  10081

Series 1992-1,    Marine Treasury        $ 75,300         7.5%
6 7/8% Auto Loan    Investment
Asset Backed      140 Broadway,
Certificates      Level A
                  New York, NY  10015

Series 1992-1     Citibank, N.A.         $ 79,155         7.9%
6 7/8% Auto Loan  111 Wall Street
Asset Backed      New York, NY  10043
Certificates

Series 1992-1,    SSB-Custodian          $173,155        17.3%
6 7/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY  11717

Series 1992-1     Morgan Guaranty Trust  $ 68,985         6.9%
6 7/8% Auto Loan    Co. of New York
Asset Backed      37 Wall St., 16th Floor
Certificates      New York, NY  10260

Series 1992-1     Shawmut Bank            $99,525         9.9%
6 7/8% Auto Loan  Connecticut, N. A./
Asset Backed      Investment Dealer
Certificates      777 Main Street
                  Hartford, CT  06115
ITEM 12. (CONTINUED)


                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-2,    Bankers Trust Company  $103,920         14.8%
7 3/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall Street
                  New York, NY  10005

Series 1992-2,    The Chase Manhattan    $ 48,340          6.9%
7 3/8% Auto Loan  Bank N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      New York, NY  10081

Series 1992-2,    Continental Bank,      $ 78,340         11.1%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2,    Northern Trust Co.     $ 51,415          7.3%
7 3/8% Auto Loan  Trust
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood, NY  11717

Series 1992-2     Mellon Bank, N.A.      $ 48,100          6.9%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY  17717

Series 1992-2     Bank of New York        $ 59,440         8.5%
7 3/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ  07094

Series 1992-2     SSB-Custodian           $ 53,525         7.6%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY  17717

Series 1992-2     Citibank, N.A.          $ 66,905         9.6%
7 3/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor, Zone 9
Certificates      New York, NY  10043

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-3,    Continental Bank      $154,810          15.5%
5 5/8% Auto Loan  National Association
Asset Backed      Trust
Certificates      c/o ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NY  17717

Series 1992-3,    Chemical Bank         $ 86,003           8.6%
5 5/8% Auto Loan  55 Water Street
Asset Backed      New York, NY  10041
Certificates

Series 1992-3,    SSB-Custodian         $125,730          12.6%
5 5/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY  17717

Series 1992-3,    The Bank of New York  $ 91,610           9.2%
5 5/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ  07094
Certificates

Series 1992-3,    Bankers Trust Co.     $ 50,000           5.0%
5 5/8% Auto Loan  Investment A/C
Asset Backed      16 Wall Street
Certificates      5th Floor
                  New York, NY  10081

Series 1992-3,    Chase Manhattan       $178,855          17.9%
5 5/8% Auto Loan    Bank, N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      New York, NY  10081

Series 1994-1     The Bank of New York  $127,400          12.7%
Floating Rate     925 Patterson Plank Rd.
Auto Loan         Secaucus, NJ  07094
Asset Backed
Certificates

Series 1994-1     Bankers Trust Company $ 90,385           9.0%
Floating Rate       Corporate Securities
Auto Loan           Services
Asset Backed      16 Wall St., Level D
Certificates      New York, NY  10005

Series 1994-1     Mellon Bank           $ 90,100            9.0%
Floating Rate     c/o ADP Proxy Services
Auto Loan         51 Mercedes Way
Asset Backed      Edgewood, NY  11717
Certificates

Series 1994-1     Morgan Guaranty Trust $183,800           18.3%
Floating Rate       Company of New York
Auto Loan         37 Wall Street
Asset Backed      New York, NY  10260
Certificates

Series 1994-1     Northern Trust Co.    $ 54,100            5.4%
Floating Rate       Trust
Auto Loan         c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY  11717

Series 1994-1     Citibank, N.A.        $ 52,000            5.2%
Floating Rate     111 Wall Street
Auto Loan         20th Floor, Zone 9
Asset Backed      New York, NY  10043
Certificates

Series 1994-1     PNC National          $255,100           25.5%
Floating Rate       Association
Auto Loan         c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY  11717

* As of March 13, 1995

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

                                  PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

   (a)3.     Exhibits

Designation  Description                Method of Filing
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

Exhibit 4.2  Conformed copy of Series   Filed as Exhibit 4.2 to
             1992-1 Supplement dated    Ford Credit Auto Loan
             as of December 31, 1991    Master Trust Current
             to the Pooling and         Report on Form 8-K dated
             Servicing Agreement        February 7, 1992 and
             referenced in Exhibit      and incorporated herein
             4-1 above among Ford       by reference.
             Credit Auto Receivables
             Corporation, as seller,
             Ford Motor Credit Company,
             as servicer, and Chemical
             Bank, as trustee.

Designation  Description                Method of Filing
-----------  -----------                -----------------

Exhibit 4.3  Conformed copy of Series   Filed as Exhibit 4.2 to
             1992-2 Supplement dated    Ford Credit Auto Loan
             as of March 31, 1993 to    Master Trust Current
             Pooling and Servicing      Report on Form 8-K dated
             Agreement referred to in   May 15, 1992 and
             Exhibit 4-1 above among    incorporated herein by
             Ford Credit Auto           reference.
             Receivables Corporation,
             as seller, Ford Motor Credit
             Company, as servicer, and
             Chemical Bank, as trustee.

Exhibit 4.4  Conformed copy of Series   Filed as Exhibit 4.2 to
             1992-3 Supplement dated    Ford Credit Auto Loan
             as of September 30, 1992   Master Trust Current
             to Pooling and Servicing   Report on Form 8-K dated
             Agreement referred to in   November 12, 1992 and
             Exhibit 4-1 above among    incorporated herein by
             Ford Credit Auto           reference.
             Receivables Corporation,
             as seller, Ford Motor Credit
             Company, as servicer, and
             Chemical Bank, as trustee.

Exhibit 4.5  Conformed copy of Series    Filed as Exhibit 4.2 to
             1994-1 Supplement dated     Registration Statement No.
             as of June 30, 1994         33-54673 on Form S-3 and
             to Pooling and Servicing    incorporated herein by
             Agreement referred to in    reference.
             Exhibit 4.1 above among
             Ford Credit Auto Receivables
             Corporation, as seller, Ford
             Motor Credit Company, as
             servicer, and Chemical Bank,
             as trustee.

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

Designation  Description                Method of Filing
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

Exhibit 19.4 Distribution Date Statement  Filed as Exhibit 19 to
             for Collection Period        Ford Credit Auto Loan
             ended April 30, 1994.        Master Trust Current
                                          Report on Form 8-K
                                          dated May 9, 1994 and
                                          incorporated herein by
                                          reference.

Exhibit 19.5  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended May 31, 1994.          Master Trust Current
                                           Report on Form 8-K
                                           dated June 6, 1994 and
                                           incorporated herein by
                                           reference.

Exhibit 19.6  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended June 30, 1994.         Master Trust Current
                                           Report on Form 8-K
                                           dated July 7, 1994 and
                                           incorporated herein by
                                           reference.

Exhibit 19.7  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended July 31, 1994          Master Trust Current
                                           Report on Form 8-K
                                           dated August 10, 1994
                                           and incorporated
                                           herein by reference.

Designation  Description                Method of Filing
-----------  -----------                -----------------

Exhibit 19.8  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended August 31, 1994.       Master Trust Current
                                           Report on Form 8-K
                                           dated September 7, 1994
                                           and incorporated herein
                                           by reference.

Exhibit 19.9  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended September 30, 1994.    Master Trust Current
                                           Report on Form 8-K
                                           dated October 6, 1994
                                           and incorporated herein
                                           by reference.

Designation  Description                  Method of Filing
-----------  -----------                  -----------------

Exhibit 19.10 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended October 31, 1994.      Master Trust Current
                                           Report on Form 8-K
                                           dated November 8, 1994
                                           and incorporated herein
                                           by reference.

Exhibit 10.11 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended November 30, 1994.     Master Trust Current
                                           Report on Form 8-K
                                           dated December 9, 1994
                                           and incorporated herein
                                           by reference.

Exhibit 10.12 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended December 31, 1994.     Master Trust Current
                                           Report on Form 8-K
                                           dated January 10, 1995
                                           and incorporated herein
                                           by reference.

Exhibit 19.13 Prospectus dated January     Filed as Exhibit 28.1
              30, 1992 relating to         to Ford Credit Auto
              Series 1992-1                Master Trust Current
              Certificates.                Report on Form 8-K
                                           dated February 7, 1992
                                           and incorporated herein
                                           by reference.

Exhibit 19.14 Prospectus dated May         Filed as Exhibit 28.1 to
              11, 1992 relating to         Ford Credit Auto Loan
              Series 1992-2                Master Trust Current.
              Certificates.                Report on Form 8-K dated
                                           May 15, 1992 and
                                           incorporated herein by
                                           reference.

Exhibit 19.15 Prospectus dated November    Filed as Exhibit 28.1 to
              6, 1992 relating to          Ford Credit Auto Loan
              Series 1992-3                Master Trust Current
              Certificates.                Report on Form 8-K dated
                                           November 12, 1992 and
                                           incorporated herein by
                                           reference.

Designation  Description                  Method of Filing
-----------  -----------                  -----------------

Exhibit 19.16 Prospectus dated July        Filed with the Commission
              26, 1994 relating to         pursuant to Rule 424(b)(1) on
              Series 1994-1                July 27, 1994 and
              Certificates.                incorporated herein by
                                           reference.

Exhibit 99    Selected Information         Filed with this report.
              relating to the Series
              1992-1 Certificates, the
              the Series 1992-2
              Certificates, the Series
              1992-3 Certificates and the
              Series 1994-1 Certificates.


    (b) Reports on Form 8-K

Date of Report                                  Item

October 6, 1994                          Item 5 - Other Events
November 8, 1994                         Item 5 - Other Events
December 9, 1994                         Item 5 - Other Events
January 10, 1995                         Item 5 - Other Events


                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)





March 27, 1995                  By: /s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

                               EXHIBIT INDEX

Exhibit
Number              Description of Exhibit            Page
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

Exhibit 4.2         Conformed copy of Series          *
                    1992-1 Supplement dated as of
                    December 31, 1991 to the
                    Pooling and Servicing
                    Agreement referenced in Exhibit
                    4-1 above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

Exhibit 4.3         Conformed copy of Series          *
                    1992-2 Supplement dated as of
                    March 31, 1993 to the Pooling
                    and Servicing Agreement
                    referred to in Exhibit 4-1
                    above among Ford Credit Auto
                    Receivables Corporation, as
                    seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

Exhibit 4.4         Conformed copy of Series          *
                    1992-3 Supplement dated as
                    of September 30, 1992 to
                    Pooling and Servicing
                    Agreement referred to in Exhibit
                    4-1 above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

Exhibit 4.5         Form of Series 1994-1             *
                    Supplement to the Pooling
                    and Servicing Agreement
                    referred to in Exhibit 4-1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

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

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1994.

Exhibit 19.7        Distribution Date Statement       *
                    for Collection Period
                    ended July 31, 1994.

Exhibit 19.8        Distribution Date Statement       *
                    for Collection Period
                    ended August 31, 1994.

Exhibit 19.9        Distribution Date Statement       *
                    for Collection Period
                    ended September 30, 1994.

Exhibit 19.10       Distribution Date Statement       *
                    for Collection Period
                    ended October 31, 1994.

Exhibit 19.11       Distribution Date Statement       *
                    for Collection Period
                    ended November 30, 1994.

Exhibit 19.12       Distribution Date Statement       *
                    for Collection Period
                    ended December 31, 1994.

Exhibit 19.13       Prospectus dated January 30,      *
                    1992 relating to Series
                    1992-1 Certificates.

Exhibit 19.14       Prospectus dated May 11, 1992     *
                    relating to Series 1992-2
                    Certificates.

Exhibit 19.15       Prospectus dated November 6,      *
                    1992 relating to Series 1992-3
                    Certificates.

Exhibit 19.16       Prospectus dated July 26, 1994    *
                    relating to Series 1994-1
                    Certificates

Exhibit 99          Selected Information relating     Filed with this Report.
                    to the Series 1992-1
                    Certificates, the Series 1992-2
                    Certificates, the Series
                    1992-3 Certificates and the Series
                    1994.1 Certificates.

__________________
* Previously Filed