Form 10-Q
period 1995-03-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1995-05-05
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----

                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

In 1992, the Company, registered with the Securities Exchange Commission
(the "Commission") under the Securities Act of 1933, as amended, (the "Act") and sold to the general public the Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates (the "Series 1992-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1992-2, 7 3/8% Auto Loan Asset Backed Certificates (the "Series 1992-2 Certificates") in the initial principal amount of $700,000,000, and the Series 1992-3, 5 5/8% Auto Loan Asset Backed Certificates (the "1992-3 Certificates") in the initial principal amount of $1,000,000,000. In 1994, the Company registered with the Commission under the Act and sold to the general public the Floating Rate Auto Loan Asset Backed Certificates (the "1994-1 Certificates") in the initial principal amount of $1,000,000,000. The Series 1992-1 Certificates, Series 1992-2 Certificates, Series 1992-3 Certificates and Series 1994-1 Certificates were created pursuant to the Series 1992-1 Supplement dated as of December 31, 1991 to the Pooling and Servicing Agreement (the "1992-1 Supplement"), the Series 1992-2 Supplement dated as of March 31, 1992 to the Pooling and Servicing Agreement (the "1992-2 Supplement"), the Series 1992-3 Supplement dated as of September 30, 1992 to the Pooling and Servicing Agreement (the "1992-3 Supplement") and the Series 1994-1 Supplement dated as of June 30, 1994 to the Pooling and Servicing Agreement (the "1994-1 Supplement"), respectively. Each Series of Certificates represents an undivided interest in certain assets of the Trust.

ITEM 2.  PROPERTIES
- -------------------

For information regarding the property of the Trust, see the Pooling and Servicing Agreement, the 1992-1 Supplement, the 1992-2 Supplement, the 1992-3 Supplement, the 1994-1 Supplement and the prospectuses (Exhibits 19.14, 19.15, 19.16 and 19.17) relating to the Series 1992-1 Certificates, the Series 1992-2 Certificates, the Series 1992-3 Certificates and the 1994-1

Certificates and incorporated hereby by reference. For additional information regarding the Certificates contained in the Distribution Date Statements furnished to the Trustee on each Distribution Date during 1995, see the Current Reports on Form 8-K incorporated by reference herein (Exhibits 19.1 through 19.3). For additional information, regarding the Certificates, see Exhibit 99.

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 57 Series 1992-1 Certificateholders, 65 Series 1992-2
Certificateholders, 91 Series 1992-3 Certificateholders and 27 Series 1994-1 Certificateholders at April 27, 1995. There is no established public trading market for any of the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Bankers Trust Company  $ 51,410        5.1%
6 7/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall St., Level D
                  New York, NY 10005

Series 1992-1,    The Chase Manhattan    $ 68,615        6.8%
6 7/8% Auto Loan    Bank
Asset Backed      1 Chase Manhattan Plaza
Certificates      3B Proxy Dept
                  New York, NY  10081

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Chemical Bank/MHT      $140,900        14.1%
6 7/8% Auto Loan  55 Water Street
Asset Backed      Room 510
Certificates      New York, NY  10017

Series 1992-1,    Marine Treasury         $75,300         7.5%
6 7/8% Auto Loan    Investments
Asset Backed      140 Broadway,
Certificates      Level A
                  New York, NY  10015

Series 1992-1     Citibank, N.A.         $ 79,155         7.9%
6 7/8% Auto Loan  111 Wall Street
Asset Backed      New York, NY 10043
Certificates

Series 1992-1     SSB-Custodian          $208,415        20.8%
6 7/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-1,    Shawmut Bank           $ 98,460         9.8%
6 7/8% Auto Loan  Connecticut, N.A./
Asset Backed        Investment Dealer
Certificates      c/o ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NY  11717

Series 1992-2,    Bankers Trust Company  $106,070        15.1%
7 3/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall St., Level D
                  New York, NY  10005

Series 1992-2,    The Chase Manhattan    $ 63,570         9.1%
7 3/8% Auto Loan  Bank N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      New York, NY  10081

Series 1992-2,    Continental Bank       $ 78,340        11.2%
7 3/8% Auto Loan  National Association
Asset Backed       - Trust
Certificates      c/o ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NJ 11717

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-2,    Northern Trust Co. -   $ 53,565%         7.6
7 3/8% Auto Loan   Trust
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood, NY 11717

Series 1992-2     Mellon Bank            $ 48,350          6.9%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2     Bank of New York       $ 59,440          8.5%
7 3/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1992-2     SSB - Custodian        $ 47,890          6.8%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-3,    Citibank, N. A.        $ 68,405          9.8%
5 5/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor, Zone 9
Certificates      New York, NY  10043

Series 1992-3,    Continental Bank, NA - $151,075         15.1%
5 5/8% Auto Loan   Trust
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood, NY 11717

Series 1992-3,    Chemical Bank          $ 86,028          8.6%
5 5/8% Auto Loan  55 Water Street
Asset Backed      New York, NY 10041
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-3,    SSB - Custodian        $109,370         10.9%
5 5/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-3,    The Bank of New York   $141,695         14.2%
5 5/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1992-3,    Bankers Trust Co.      $ 50,000          5.0%
5 5/8% Auto Loan  Investment A/C
Asset Backed      16 Wall Street
Certificates      5th Floor
                  New York, NY 10005

Series 1992-3,    Chase Manhattan        $191,922         19.2%
5 5/8% Auto Loan   Bank, N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      New York, NY 10081

Series 1994-1,    The Bank of New York   $127,400         12.7%
Floating Rate     925 Patterson Plank Rd.
Auto Loan         Secaucus, NJ 07094
Asset Backed
Certificates

Series 1994-1,    Bankers Trust Company  $ 89,135          8.9%
Floating Rate      Corporate Securities
Auto Loan          Services
Asset Backed      16 Wall St., Level D
Certificates      New York, NY  10005

Series 1994-1,    Citibank, N.A.         $ 54,000          5.4%
Floating Rate     111 Wall Street
Auto Loan         20th Floor, Zone 9
Asset Backed      New York, NY  10043
Certificates

Series 1994-1,    Mellon Bank            $ 90,100          9.0%
Floating Rate     c/o ADP Proxy Services
Auto Loan         51 Mercedes Way
Asset Backed      Edgewood, NY 11717
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------

Series 1994-1,    Morgan Guaranty Trust  $188,300         18.8%
Floating Rate      Company of New York
Auto Loan         37 Wall Street
Asset Backed      New York, NY 10260
Certificates

Series 1994-1,    PNC National           $255,100         25.5%
Floating Rate      Association
Auto Loan         c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717


* As of April 27, 1995


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
              Company, as servicer, and
              Chemical Bank, as trustee.

Designation   Description                  Method of Filing
- -----------   -----------                  -----------------
Exhibit 19.1  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended January 31, 1995.      Master Trust Current
                                           Report on Form 8-K
                                           dated February 28, 1995
                                           and incorporated
                                           herein by reference.

Exhibit 19.2 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              February 28, 1995.           Master Trust Current
                                           Report on Form 8-K
                                           dated March 5, 1995
                                           and incorporated
                                           herein by reference.

Exhibit 19.3 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              March 31, 1995.              Master Trust Current
                                           Report on Form 8-K
                                           dated April 4, 1995
                                           and incorporated
                                           herein
                                           by reference.

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

    (b) Reports on Form 8-K

Date of Report                             Item

January 10, 1995                   Item 5 - Other Events
February 8, 1995                   Item 5 - Other Events
March 7, 1995                      Item 5 - Other Events

                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



May 5, 1995                      By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1995.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 28, 1995.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1995.

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

Exhibit 19.16       Prospectus dated November 6,      *
                    1992 relating to Series 1992-3
                    Certificates.

Exhibit 19.17       Prospectus dated July 26,         *
                    1994 relating to Series 1992-3
                    Certificates.

Exhibit 99          Selected Information relating     15
                    to the Series 1992-1
                    Certificates, the Series 1992-2
                    Certificates, the Series
                    1992-3 Certificates and the Series
                    1994-1 Certificates.

__________________
* Previously Filed