Form 10-Q
period 1995-09-30
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1995-11-14
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----

                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ----------------

Commission file numbers 33-44432, 33-47582, 33-54673 and 33-61033

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

Securities registered pursuant to Section 12(g) of the Act:
Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates
Series 1992-2, 7 3/8% Auto Loan Asset Backed Certificates
Series 1994-1, Floating Rate Auto Loan Asset Backed Certificates
Series 1995-1, 6.50% Auto Loan Asset Backed Certificates

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past  90 days.   Yes   X   No
<PAGE 2>
                                  PART I.

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

In 1992, the Company, registered with the Securities Exchange Commission
(the "Commission") under the Securities Act of 1933, as amended, (the "Act") and sold to the general public the Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates (the "Series 1992-1 Certificates") in the initial principal amount of $1,000,000,000, and the Series 1992-2, 7 3/8% Auto Loan Asset Backed Certificates (the "Series 1992-2 Certificates") in the initial principal amount of $700,000,000. In 1994, the Company registered with the Commission under the Act and sold to the general public the Floating Rate
Auto Loan Asset Backed Certificates (the "1994-1 Certificates") in the initial principal amount of $1,000,000,000. In 1995, the Company registered with the Commission under the Act and sold to the general public the Series 1995-1, 6.50% Auto Loan Asset Backed Certificates (the "Series 1995-1 Certificates") in the initial principal amount of $1,000,000,000. The Series 1992-1 Certificates, Series 1992-2 Certificates, Series 1994-1 Certificates and the 1995-1 Certificates were created pursuant to the Series 1992-1 Supplement dated as of December 31, 1991 to the Pooling and Servicing Agreement (the "1992-1 Supplement"), the Series 1992-2 Supplement dated as of March 31, 1992 to the Pooling and Servicing Agreement (the "1992-2 Supplement"), the Series 1994-1 Supplement dated as of June 30, 1994 to the Pooling and Servicing Agreement (the "1994-1 Supplement") and the
Series 1995-1 Supplement dated as of August 1, 1995 (the "1995-1 Supplement"), respectively. Each Series of Certificates represents an undivided interest in certain assets of the Trust.

ITEM 2.  PROPERTIES
-------------------

For information regarding the property of the Trust, see the Pooling and Servicing Agreement, the 1992-1 Supplement, the 1992-2 Supplement, the 1994-1 Supplement, the 1995-1 Supplement and the prospectuses
(Exhibits 19.14, 19.15, 19.16 and 19.17) relating to the Series
1992-1 Certificates, the Series 1992-2 Certificates, the 1994-1

<PAGE 3>
Certificates and the 1995-1 Certificates and incorporated hereby by reference. For additional information regarding the Certificates contained in the Distribution Date Statements furnished to the Trustee on each Distribution Date during 1995, see the Current Reports on Form 8-K incorporated by reference herein (Exhibits 19.1 through 19.9). For additional information, regarding the Certificates, see Exhibit 99.

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 63 Series 1992-1 Certificateholders, 72 Series 1992-2
Certificateholders, 29 Series 1994-1 Certificateholders and
81 Series 1995-1 Certificateholders at October 31, 1995. There is no established public trading market for any of the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Bankers Trust Company  $ 86,790        8.7%
6 7/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall St., Level D
                  New York, NY 10005

Series 1992-1,    The Chase Manhattan    $115,985       11.6%
6 7/8% Auto Loan    Bank
Asset Backed      1 Chase Manhattan Plaza
Certificates      3B Proxy Dept
                  New York, NY  10081

<PAGE 4>
ITEM 12.  (CONTINUED)
                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Chemical Bank/MHT      $ 88,080         8.8%
6 7/8% Auto Loan  4 New York Plaza
Asset Backed      4th Floor
Certificates      Autosettle Department
                  New York, NY  10004

Series 1992-1,    Marine Treasury         $75,300         7.5%
6 7/8% Auto Loan    Investments
Asset Backed      140 Broadway,
Certificates      Level A
                  New York, NY  10015

Series 1992-1     Citibank, N.A.         $ 68,460         6.8%
6 7/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor, Zone 9
Certificates      New York, NY 10043

Series 1992-1     SSB-Custodian          $107,195        10.7%
6 7/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-1,    Shawmut Bank           $ 99,525         9.9%
6 7/8% Auto Loan  Connecticut, N.A./
Asset Backed        Investment Dealer
Certificates      777 Main Street, MSN 371
                  Hartford, CT 06115

Series 1992-2,    Bankers Trust Company  $ 99,820        14.3%
7 3/8% Auto Loan  Corporate Securities
Asset Backed        Services
Certificates      16 Wall St., Level D
                  New York, NY  10005

Series 1992-2,    The Chase Manhattan    $ 68,190         9.7%
7 3/8% Auto Loan  Bank N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      3B - Proxy Dept.
                  New York, NY  10081

Series 1992-2,    Continental Bank       $ 78,340        11.2%
7 3/8% Auto Loan  National Association
Asset Backed       - Trust
Certificates      c/o ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NJ 11717

<PAGE 5>
ITEM 12.  (CONTINUED)

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-2     Bank of New York       $ 62,810          9.0%
7 3/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1992-2     SSB - Custodian        $ 61,315          8.8%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2,    Citibank, N. A.        $ 51,800          7.4%
5 5/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor, Zone 9
Certificates      New York, NY  10043

Series 1994-1,    Chase Manhattan        $ 64,200          6.4%
Floating Rate     Bank, N.A.
Auto Loan         1 Chase Manhattan Plaza
Asset Backed      3B Proxy Dept.
Certificates      New York, NY 10081

Series 1994-1,    Citibank, N.A.         $ 67,800          6.8%
Floating Rate     111 Wall Street
Auto Loan         20th Floor, Zone 9
Asset Backed      New York, NY  10043
Certificates

Series 1994-1,    Mellon Bank            $ 82,250          8.2%
Floating Rate     c/o ADP Proxy Services
Auto Loan         51 Mercedes Way
Asset Backed      Edgewood, NY 11717
Certificates

Series 1994-1,    Morgan Guaranty Trust  $280,700         28.1%
Floating Rate      Company of New York
Auto Loan         37 Wall Street, 16th FL
Asset Backed      New York, NY 10260
Certificates

<PAGE 6>
ITEM 12.  (CONTINUED)

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------

Series 1994-1,    PNC National           $255,100         25.5%
Floating Rate      Association
Auto Loan         c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1994-1,    SSB - Custodian        $ 81,200          8.1%
5 5/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1995-1     Bank of New York       $ 96,560          9.7%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $ 60,530          6.0%
6.50% Auto Loan   Corporate Securities
Asset Backed       Services
Certificates      16 Wall Street
                  Level D
                  New York, NY 10005

Series 1995-1     Boston Safe Deposit &  $ 70,375          7.0%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o ADP Proxy Services
Certificates      Edgewood, NY 11717

Series 1995-1     Chase Manhattan Bank,  $ 84,470          8.4%
6.50% Auto Loan    N,/a, (The)
Asset Backed      1 Chase Manhattan Plaza
Certificates      3B - Proxy Dept.
                  New York, NY 10081

Series 1995-1     Morgan Guarantee Trust $ 52,800          5.3%
6.50% Auto Loan   37 Wall St., 16th Floor
Asset Backed      New York, NY 10260
Certificates

Series 1995-1     SSB-Custodian          $173,055         17.3%
6.50% Auto Loan   c/o ADP Proxy
Asset Backed       Services
Certificates      51  Mercedes Way
                  Edgewood, NY 11717


* As of October 31, 1995

<PAGE 7>
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

<PAGE 8>
ITEM 14.      (Continued)

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

Exhibit 4.4   Form of Series 1994-1       Filed as Exhibit 4.2 to
              Supplement to the Pooling   Registration Statement No.
              and Servicing Agreement     33-54673 on Form S-3 and
              referred to in Exhibit 4-A  incorporated herein by
              above among Ford Credit     reference.
              Auto Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              Chemical Bank, as trustee.

Exhibit 4.5   For of Series 1995-1        Filed as Exhibit 4.2 to
              Supplement to the Pooling   Registration Statement No.
              and Servicing Agreement     33-61033 on Form S-3 and
              referred to in Exhibit 4-A  incorporated herein by
              above among Ford Credit     reference.
              Auto Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              Chemical Bank, as trustee.

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

<PAGE 9>
ITEM 14.      (Continued)

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

<PAGE 10>
ITEM 14.      (Continued)

Designation   Description                  Method of Filing
-----------   -----------                  -----------------
Exhibit 19.7  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              July 31, 1995.               Master Trust Current
                                           Report on Form 8-K
                                           dated August 9, 1995
                                           and incorporated
                                           herein by
                                           reference.
Exhibit 19.8  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              August 31, 1995.             Master Trust Current
                                           Report on Form 8-K
                                           dated September 14, 1995
                                           and incorporated
                                           herein by
                                           reference.

Exhibit 19.9 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              September 30, 1995.          Master Trust Current
                                           Report on Form 8-K
                                           dated October 16, 1995
                                           and incorporated
                                           herein by
                                           reference.

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

Exhibit 19.17 Prospectus dated August      Filed with the Commission
              1, 1995 relating to          pursuant to Rule 424(b)(1) on
              Series 1995-1                August 3, 1995 and
              Certificates                 incorporated herein by
                                           reference.

Exhibit 99    Selected Information         Filed with this
              relating to the Series       report.
              1992-1 Certificates, the
              the Series 1992-2
              Certificates, the Series
              1994-1 Certificates and
              the Series 1995-1
              Certificates.

<PAGE 11>
    (b) Reports on Form 8-K

Date of Report                             Item

July 18 1995                     Item 5 - Other Events
August 9, 1995                   Item 5 - Other Events
September 14, 1995               Item 5 - Other Events
October 16, 1995                 Item 5 - Other Events

                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



November 14, 1995                    By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

<PAGE 12>                       EXHIBIT INDEX
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


Exhibit 4.4         Form of Series 1994-1             *
                    Supplement to the Pooling
                    Servicing Agreement
                    referred to in Exhibit 4-A
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

<PAGE 13>
Exhibit 4.4         Form of Series 1995-1             *
                    Supplement to the Pooling
                    Servicing Agreement
                    referred to in Exhibit 4-A
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.


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

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1995.

Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1995.

Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1995.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1995.

Exhibit 19.7        Distribution Date Statement       *
                    for Collection Period
                    ended July 31, 1995.

Exhibit 19.8        Distribution Date Statement       *
                    for Collection Period
                    ended August 31, 1995.

Exhibit 19.9        Distribution Date Statement       *
                    for Collection Period
                    ended September 30, 1995.

Exhibit 19.14       Prospectus dated January 30,      *
                    1992 relating to Series
                    1992-1 Certificates.
Exhibit 19.15       Prospectus dated May 11, 1992     *
                    relating to Series 1992-2
                    Certificates.

<PAGE 14>
Exhibit 19.16       Prospectus dated July 26,         *
                    1994 relating to Series 1992-3
                    Certificates.

Exhibit 19.17       Prospectus dated August 1,        *
                    1995 relating to Series 1995-1
                    Certificates.

Exhibit 99          Selected Information relating
                    to the Series 1992-1
                    Certificates, the Series 1992-2
                    Certificates, the Series
                    1994-1 Certificates and the Series
                    1995-1 Certificates.

__________________
* Previously Filed