Form 10-Q
period 1996-03-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1996-05-07
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ----------------

Commission file number:  021686

              FORD CREDIT AUTO LOAN MASTER TRUST
    (Ford Credit Auto Receivables Corporation - Originator)
- ----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

       Delaware                          38-2973806
- --------------------         -----------------------------------
(State of Incorporation)     (I.R.S. employer identification no.)

 The American Road, Dearborn, Michigan               48121
- ---------------------------------------            ---------
(Address of principal executive offices)           Zip code)

Registrant's telephone number, including area code (313) 322-3000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates
Series 1992-2, 7 3/8% Auto Loan Asset Backed Certificates
Series 1994-1, Floating Rate Auto Loan Asset Backed Certificates
Series 1995-1, 6.50% Auto Loan Asset Backed Certificates
Series 1996-1, 5.50% Auto Loan Asset Backed Certificates
Series 1996-2, Floating Rate Auto Loan Asset Backed Certificates

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

In 1992, the Company registered with the Securities Exchange Commission
(the "Commission") under the Securities Act of 1933, as amended, (the "Act") and sold to the general public the Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates (the "Series 1992-1 Certificates") in the initial principal amount of $1,000,000,000, and the Series 1992-2, 7 3/8% Auto Loan Asset Backed Certificates (the "Series 1992-2 Certificates") in the initial principal amount of $700,000,000. In 1994, the Company registered with the Commission under the Act and sold to the general public the Floating Rate Auto Loan Asset Backed Certificates (the "1994-1 Certificates") in the initial principal amount of $1,000,000,000. In 1995, the Company registered with the Commission under the Act and sold to the general public the Series 1995-1, 6.50% Auto Loan Asset Backed Certificates (the "Series 1995-1 Certificates") in the initial principal amount of $1,000,000,000. In 1996, the Company registered with the Commission under the Act and sold to the general public the 1996-1, 5.50% Auto Loan Asset Backed Certificates (the "Series 1996-1 Certificates") in the initial amount of $800,000,000 and the Series 1996-2, Floating Rate Auto Loan Asset Backed Certificates (the 1996-2 Certificates") in the initial amount of $960,000,000. The Series 1992-1 Certificates, Series 1992-2 Certificates, Series 1994-1 Certificates, 1995-1 Certificates, Series 1996-1 Certificates and the Series 1996-2 Certificates were created pursuant to the Series 1992-1 Supplement dated as of December 31, 1991 to the Pooling and Servicing Agreement (the "1992-1 Supplement"), the Series 1992-2 Supplement dated as of March 31, 1992 to the Pooling and Servicing Agreement (the "1992-2 Supplement"), the Series 1994-1 Supplement dated as of June 30, 1994 to the Pooling and Servicing Agreement (the "1994-1 Supplement"), Series 1995-1 Supplement dated as of June 30, 1995 to the Pooling and Servicing Agreement (the "1995-1 Supplement"), the Series 1996-1 Supplement dated December 31, 1995 (the "1996-1 Supplement") and the Series 1996-2 Supplement dated December 31, 1995 (the "1996-2 Supplement"), respectively. Each Series of Certificates represents an undivided interest in certain assets of the Trust.

ITEM 2.  PROPERTIES
- -------------------
For information regarding the property of the Trust, see the Pooling and Servicing Agreement, the 1992-1 Supplement, the 1992-2 Supplement, the 1994-1 Supplement, the 1995-1 Supplement, the 1996-1 Supplement, the 1996-2 Supplement and the prospectuses (Exhibits 19.14, 19.15, 19.16,
19.17, 19.18 and 19.19) relating to the Series 1992-1 Certificates, the Series 1992-2 Certificates, the 1994-1 Certificates, the 1995-1 Certificates, the 1996-1 Certificates and the 1996-2 Certificates and incorporated hereby by reference. For additional information regarding the Certificates contained in the Distribution Date Statements furnished to the Trustee on each Distribution Date during 1996, see the Current Reports on Form 8-K incorporated by reference herein (Exhibits 19.1 through 19.3). For additional information, regarding the Certificates, see Exhibit 99.

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 62 Series 1992-1 Certificateholders, 68 Series 1992-2
Certificateholders, 34 Series 1994-1 Certificateholders,
79 Series 1995-1 Certificateholders, 65 Series 1996-1 Certificateholders and 13 1996-2 Certificateholders at April 30, 1996. There is no established public trading market for any of the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Bankers Trust Company    $101,990       10.2%
6 7/8% Auto Loan  c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Rd.
                  Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    The Chase Manhattan    $277,185        27.7%
6 7/8% Auto Loan    Bank
Asset Backed      One Chase Manhattan Plaza
Certificates      3B Proxy Dept.
                  New York, NY  10081

Series 1992-1,    Chemical Bank/MHT      $ 78,080         7.8%
6 7/8% Auto Loan  4 New York Plaza
Asset Backed      4th Floor
Certificates      Autosettle Department
                  New York, NY  10004

Series 1992-1,    Marine Treasury         $75,300         7.5%
6 7/8% Auto Loan    Investments
Asset Backed      140 Broadway,
Certificates      Level A
                  New York, NY  10015

Series 1992-1     Citibank, N.A.         $ 65,990         6.6%
6 7/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor, Zone 9
Certificates      New York, NY 10043

Series 1992-1     SSB-Custodian          $104,895        10.5%
6 7/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2,    Bankers Trust Company  $ 96,270        13.7%
7 3/8% Auto Loan  c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Road
                  Nashville, TN  37211

Series 1992-2,    The Chase Manhattan    $171,720        24.5%
7 3/8% Auto Loan  Bank N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      3B - Proxy Dept.
                  New York, NY  10081

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-2     Bank of New York       $ 42,450          6.1%
7 3/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1992-2     SSB - Custodian        $107,465         15.3%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2,    Citibank, N. A.        $ 42,160          6.0%
5 5/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor, Zone 9
Certificates      New York, NY  10043

Series 1994-1,    Chase Manhattan        $ 64,590          6.4%
Floating Rate     Bank, N.A.
Auto Loan         1 Chase Manhattan Plaza
Asset Backed      3B Proxy Dept.
Certificates      New York, NY 10081

Series 1994-1,    Citibank, N.A.         $267,900         26.8%
Floating Rate     111 Wall Street
Auto Loan         20th Floor, Zone 9
Asset Backed      New York, NY  10043
Certificates

Series 1994-1,    Bank of New York       $ 80,605          8.1%
Floating Rate     925 Patterson Plank Rd.
Auto Loan         Secaucus, NJ  07094
Asset Backed
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    PNC National           $255,100         25.5%
Floating Rate      Association
Auto Loan         c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1994-1,    SSB - Custodian        $216,000         21.6%
5 5/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1995-1     Bank of New York       $110,783         11.1%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $ 73,346          7.3%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Rd.
                  Nashville, TN  37211

Series 1995-1     Boston Safe Deposit &  $ 74,938         7.5%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o ADP Proxy Services
Certificates      Edgewood, NY 11717

Series 1995-1     Chase Manhattan Bank,  $142,962         14.3%
6.50% Auto Loan    N.A. (The)
Asset Backed      One Chase Manhattan Plaza
Certificates      3B - Proxy Dept.
                  New York, NY 10081

Series 1995-1     Northern Trust         $ 52,615          5.3%
6.50% Auto Loan   801 S. Canal C-In
Asset Backed      Chicago, IL  60607
Certificates

Series 1995-1     SSB-Custodian          $168,158         16.8%
6.50% Auto Loan   c/o ADP Proxy
Asset Backed       Services
Certificates      51  Mercedes Way
                  Edgewood, NY 11717

                                   -6-

ITEM 12.  (CONTINUED)

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1,  Bankers Trust Company    $ 58,095          7.2%
5.50% Auto      c/o BT Services
Loan Asset        Tennessee, Inc.
Backed          Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-1   Bank One Trust Company   $101,000         12.6%
5.50% Auto        N.A./
Loan Asset      Public Employee
Backed            Retirement System
Certificates    277 E. Town Street
                Columbus, OH  43215

Series 1996-1   Boston Safe Deposit &    $ 49,720          6.2%
5.50% Auto        Trust Co.
Loan Asset      c/o ADP Proxy Services
Backed          51 Mercedes Way
Certificates    Edgewood, NY  11717

Series 1996-1   Chemical Bank            $ 45,520          5.7%
5.50% Auto      Auto Settlement Dept.
Loan Asset      4 New York Plaza 4th Floor
Backed          New York, NY  10004
Certificates

Series 1996-1   Morgan Guaranty Trust    $145,540         18.2%
5.50% Auto        Co. of New York
Loan Asset      37 Wall Street, 16th Floor
Backed          New York, NY  10260
Certificates

Series 1996-1   SSB-Custodian            $122,670         15.3%
5.50% Auto      c/o ADP Proxy Services
Loan Asset      51 Mercedes Way
Backed          Edgewood, NY  11717
Certificates

Series 1996-2   Bank of New York         $ 51,000          5.3%
Floating Rate   925 Patterson Plank Rd.
Auto Loan       Secaucus, NJ  07094
Asset Backed
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-2   Bankers Trust Company    $294,500         30.7%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-2   Chemical Bank            $ 92,200          9.6%
Floating Rate   Auto Settlement Dept.
Auto Loan       4 New York Plaza, 4th Floor
Asset Backed    New York, NY  10004
Certificates

Series 1996-2   Citibank, N.A.           $185,800         19.3%
Floating Rate   111 Wall Street
Auto Loan       20th Floor, Zone 9
Asset Backed    New York, NY  10043
Certificates

Series 1996-2   SSB-Custodian            $260,500         27.1%
Floating Rate   c/o ADP Proxy Services
Auto Loan       51 Mercedes Way
Asset Backed    Edgewood, NY  11717
Certificates




* As of April 30, 1996

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

Designation   Description                 Method of Filing
- -----------   -----------                 -----------------
Exhibit 4.2   Conformed copy of Series    Filed as Exhibit 4.2 to
              1992-1 Supplement dated     Ford Credit Auto Loan
              as of December 31, 1991     Master Trust Current
              to the Pooling and          Report on Form 8-K dated
              Servicing Agreement         February 7, 1992 and
              referenced in Exhibit       and incorporated herein
              4.1 above among Ford        by reference.
              Credit Auto Receivables
              Corporation, as seller,
              Ford Motor Credit Company,
              as servicer, and Chemical
              Bank, as trustee.

Exhibit 4.3   Conformed copy of Series    Filed as Exhibit 4.2 to
              1992-2 Supplement dated     Ford Credit Auto Loan
              as of March 31, 1993 to     Master Trust Current
              Pooling and Servicing       Report on Form 8-K dated
              Agreement referred to in    May 15, 1992 and
              Exhibit 4.1 above among     incorporated herein by
              Ford Credit Auto            reference.
              Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              Chemical Bank, as trustee.

Exhibit 4.4   Form of Series 1994-1       Filed as Exhibit 4.2 to
              Supplement to the Pooling   Registration Statement No.
              and Servicing Agreement     33-54673 on Form S-3 and
              referred to in Exhibit 4.1  incorporated herein by
              above among Ford Credit     reference.
              Auto Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              Chemical Bank, as trustee.

Exhibit 4.5   Form of Series 1995-1       Filed as Exhibit 4.2 to
              Supplement to the Pooling   Registration Statement No.
              and Servicing Agreement     33-61033 on Form S-3 and
              referred to in Exhibit 4.1  incorporated herein by
              above among Ford Credit     reference.
              Auto Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              Chemical Bank, as trustee.

Designation   Description                  Method of Filing
- -----------   -----------                  -----------------
Exhibit 4.6   Form of Series 1996-1       Filed as Exhibit 4.2 to
              Supplement to the Pooling   Registration Statement No.
              and Servicing Agreement     333-00243 on Form S-3 and
              referred to in Exhibit 4.1  incorporated herein by
              above among Ford Credit     reference.
              Auto Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              Chemical Bank, as trustee.

Exhibit 4.7   Form of Series 1996-2       Filed as Exhibit 4.3 to
              Supplement to the Pooling   Registration Statement No.
              and Servicing Agreement     333-00243 on Form S-3 and
              referred to in Exhibit 4.1  incorporated herein by
              above among Ford Credit     reference.
              Auto Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              Chemical Bank, as trustee.

Exhibit 19.1  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended January 31, 1996.      Master Trust Current
                                           Report on Form 8-K
                                           dated February 13, 1996
                                           and incorporated
                                           herein by reference.

Exhibit 19.2 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              February 29, 1996.           Master Trust Current
                                           Report on Form 8-K
                                           dated March 13, 1996
                                           and incorporated
                                           herein by reference.

Exhibit 19.3 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              March 31, 1995.              Master Trust Current
                                           Report on Form 8-K
                                           dated April 16, 1996
                                           and incorporated
                                           herein
                                           by reference.

Designation   Description                  Method of Filing
- -----------   -----------                  ----------------
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

Exhibit 19.18 Prospectus dated February    Filed with the Commission
              12, 1996 relating to         pursuant to Rule 424(b)(1) on
              Series 1996-1                February 14, 1996 and
              Certificates                 incorporated herein by
                                           reference.

Exhibit 19.19 Prospectus dated February    Filed with the Commission
              12, 1996 relating to         pursuant to Rule 424(b)(1) on
              Series 1996-2                February 14, 1996 and
              Certificates                 incorporated herein by
                                           reference.

Designation   Description                  Method of Filing
- -----------   -----------                  ----------------
Exhibit 99    Selected Information         Filed with this
              relating to the Series       report.
              1992-1 Certificates, the
              the Series 1992-2
              Certificates, the Series
              1994-1 Certificates
              the Series 1995-1
              Certificates, the Series
              1996-1 Certificates and
              the Series 1996-2
              Certificates.



    (b) Reports on Form 8-K

Date of Report                             Item

January 12, 1996                 Item 5 - Other Events
February 13, 1996                Item 5 - Other Events
March 13, 1996                   Item 5 - Other Events

                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



May 7, 1996                        By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 4.2         Conformed copy of Series          *
                    1992-1 Supplement dated as of
                    December 31, 1991 to the
                    Pooling and Servicing
                    Agreement referenced in Exhibit
                    4.1 above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

Exhibit 4.3         Conformed copy of Series          *
                    1992-2 Supplement dated as of
                    March 31, 1993 to the Pooling
                    and Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit Auto
                    Receivables Corporation, as
                    seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.


Exhibit 4.4         Form of Series 1994-1             *
                    Supplement to the Pooling
                    Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

Exhibit 4.4         Form of Series 1995-1             *
                    Supplement to the Pooling
                    Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

Exhibit 4.6         Form of Series 1996-1             *
                    Supplement to the Pooling
                    and Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

Exhibit 4.7         Form of Series 1996-2             *
                    Supplement to the Pooling
                    and Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1996.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 29, 1996.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1996.

Exhibit 19.14       Prospectus dated January 30,      *
                    1992 relating to Series
                    1992-1 Certificates.

Exhibit 19.15       Prospectus dated May 11, 1992     *
                    relating to Series 1992-2
                    Certificates.

Exhibit 19.16       Prospectus dated July 26,         *
                    1994 relating to Series 1992-3
                    Certificates.

Exhibit 19.17       Prospectus dated August 1,        *
                    1995 relating to Series 1995-1
                    Certificates.

Exhibit 19.18       Prospectus dated February         *
                    12, 1996 relating to
                    Series 1996-1
                    Certificates

Exhibit 19.19       Prospectus dated February         *
                    12, 1996 relating to
                    Series 1996-2
                    Certificates

Exhibit 99          Selected Information relating     17
                    to the Series 1992-1
                    Certificates, the Series 1992-2
                    Certificates, the Series
                    1994-1 Certificates, the Series
                    1995-1 Certificates, the Series
                    1996-1 Certificates and the Series
                    1996-2 Certificates.

__________________
* Previously Filed