Form 10-Q
period 1996-06-30
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1996-08-07
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 68 Series 1992-1 Certificateholders, 61 Series 1992-2
Certificateholders, 33 Series 1994-1 Certificateholders,
79 Series 1995-1 Certificateholders, 63 Series 1996-1 Certificateholders and 12 1996-2 Certificateholders at July 24, 1996. There is no established public trading market for any of the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Bankers Trust Company    $101,725       10.2%
6 7/8% Auto Loan  c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Rd.
                  Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    The Chase Manhattan    $309,385        30.9%
6 7/8% Auto Loan    Bank
Asset Backed      One Chase Manhattan Plaza
Certificates      3B Proxy Dept.
                  New York, NY  10081

Series 1992-1,    Marine Treasury        $ 75,300         7.5%
6 7/8% Auto Loan    Investments
Asset Backed      140 Broadway,
Certificates      Level A
                  New York, NY  10015

Series 1992-1     Citibank, N.A.         $102,190        10.2%
6 7/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor, Zone 9
Certificates      New York, NY 10043

Series 1992-1     SSB-Custodian          $103,695        10.4%
6 7/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2,    Bankers Trust Company  $104,805        15.0%
7 3/8% Auto Loan  c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Road
                  Nashville, TN  37211

Series 1992-2,    The Chase Manhattan    $227,260        32.5%
7 3/8% Auto Loan  Bank N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      3B - Proxy Dept.
                  New York, NY  10081

Series 1992-2     Bank of New York       $ 71,400         10.2%
7 3/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-2     SSB - Custodian        $ 96,810         13.8%
7 3/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1992-2,    Citibank, N. A.        $ 55,260          7.9%
5 5/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor, Zone 9
Certificates      New York, NY  10043

Series 1994-1,    Chase Manhattan        $ 79,200          7.9%
Floating Rate     Bank, N.A.
Auto Loan         1 Chase Manhattan Plaza
Asset Backed      3B Proxy Dept.
Certificates      New York, NY 10081

Series 1994-1,    Citibank, N.A.         $247,900         24.8%
Floating Rate     111 Wall Street
Auto Loan         20th Floor, Zone 9
Asset Backed      New York, NY  10043
Certificates

Series 1994-1,    Bank of New York       $ 80,605          8.1%
Floating Rate     925 Patterson Plank Rd.
Auto Loan         Secaucus, NJ  07094
Asset Backed
Certificates

Series 1994-1,    Northern Trust Co.-    $111,260         11.2%
Floating Rate      Trust
Auto Loan         801 S. Canal C-In
Asset Backed      Chicago, IL  60607
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    SSB - Custodian        $389,240         38.9%
5 5/8% Auto Loan  c/o ADP Proxy Services
Asset Backed      51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1995-1     Bank of New York       $108,420         10.8%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $ 71,715          7.2%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Rd.
                  Nashville, TN  37211

Series 1995-1     Boston Safe Deposit &  $ 65,500          6.6%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood, NY  11717

Series 1995-1     Bank of Tokyo-         $110,000         11.0
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      c/o The Bank of Tokyo
                   Trust Co.
                  100 Broadway
                  New York, NY  10005

Series 1995-1     Chase Manhattan Bank,  $133,382         13.3%
6.50% Auto Loan    N.A. (The)
Asset Backed      One Chase Manhattan Plaza
Certificates      3B - Proxy Dept.
                  New York, NY 10081

Series 1995-1     SSB-Custodian          $155,630         15.6%
6.50% Auto Loan   c/o ADP Proxy
Asset Backed       Services
Certificates      51  Mercedes Way
                  Edgewood, NY 11717

ITEM 12.  (CONTINUED)                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1,  Bankers Trust Company    $ 63,960          8.0%
5.50% Auto      c/o BT Services
Loan Asset        Tennessee, Inc.
Backed          Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-1   Bank One Trust Company   $101,000         12.6%
5.50% Auto        N.A./
Loan Asset      Public Employee
Backed            Retirement System
Certificates    277 E. Town Street
                Columbus, OH  43215

Series 1996-1   Boston Safe Deposit &    $ 54,410          6.8%
5.50% Auto        Trust Co.
Loan Asset      c/o ADP Proxy Services
Backed          51 Mercedes Way
Certificates    Edgewood, NY  11717

Series 1996-1   Morgan Guaranty Trust    $162,040         20.3%
5.50% Auto        Co. of New York
Loan Asset      37 Wall Street, 16th Floor
Backed          New York, NY  10260
Certificates

Series 1996-1   SSB-Custodian            $ 97,739         12.2%
5.50% Auto      Quincy Securities
Loan Asset       Processing
Backed          A5W P.O. Box 1631
Certificates    Boston, MA  02105-1631

Series 1996-2   Bank of New York         $ 51,000          5.3%
Floating Rate   925 Patterson Plank Rd.
Auto Loan       Secaucus, NJ  07094
Asset Backed
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-2   Bankers Trust Company    $294,500         30.7%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-2   Chemical Bank            $ 92,200          9.6%
Floating Rate   Auto Settlement Dept.
Auto Loan       4 New York Plaza, 4th Floor
Asset Backed    New York, NY  10004
Certificates

Series 1996-2   Citibank, N.A.           $202,800         21.1%
Floating Rate   111 Wall Street
Auto Loan       20th Floor, Zone 9
Asset Backed    New York, NY  10043
Certificates

Series 1996-2   SSB-Custodian            $274,500         28.6%
Floating Rate   Quincy Securities
Auto Loan        Processing
Asset Backed    A5W P.O. Box 1631
Certificates    Boston, MA  02105-1631




* As of July 24, 1996

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

Exhibit 4.1   Conformed copy of Pooling   Filed as Exhibit 4.1 to
              and Servicing Agreement     Ford Credit Auto
              dated as of December 31,    Receivables
              1991 among Ford Credit      Corporation's
              Auto Receivables            Registration Statement
              Corporation, as seller,     on Form S-1(No.33-47582)
              Ford Motor Credit Company   and incorporated herein
              as servicer, and Chemical   by reference.
              Bank, as trustee.
                                   -9-

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

Exhibit 19.3 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              March 31, 1996.              Master Trust Current
                                           Report on Form 8-K
                                           dated April 16, 1996
                                           and incorporated
                                           herein
                                           by reference.

Designation   Description                  Method of Filing
- -----------   -----------                  ----------------
Exhibit 19.4  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended April 30, 1996.        Master Trust Current
                                           Report on Form 8-K
                                           dated May 24, 1996
                                           and incorporated
                                           herein by reference.

Exhibit 19.5 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              May 31, 1996.                Master Trust Current
                                           Report on Form 8-K
                                           dated June 11, 1996
                                           and incorporated
                                           herein by reference.

Exhibit 19.6 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              June 30, 1995.               Master Trust Current
                                           Report on Form 8-K
                                           dated July 11, 1996
                                           and incorporated
                                           herein
                                           by reference.

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

Designation   Description                  Method of Filing
- -----------   -----------                  ----------------
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

    (b) Reports on Form 8-K

Date of Report                             Item

April 16, 1996                   Item 5 - Other Events
May 24, 1996                     Item 5 - Other Events
June 11, 1996                    Item 5 - Other Events

                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



August 7, 1996                      By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1996.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 29, 1996.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1996.

Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1996.

Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1996.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1996.

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

Exhibit 19.16       Prospectus dated July 26,         *
                    1994 relating to Series 1992-3
                    Certificates.

Exhibit 19.17       Prospectus dated August 1,        *
                    1995 relating to Series 1995-1
                    Certificates.

Exhibit 19.18       Prospectus dated February         *
                    12, 1996 relating to
                    Series 1996-1
                    Certificates

Exhibit 19.19       Prospectus dated February         *
                    12, 1996 relating to
                    Series 1996-2
                    Certificates

Exhibit 99          Selected Information relating     18
                    to the Series 1992-1
                    Certificates, the Series 1992-2
                    Certificates, the Series
                    1994-1 Certificates, the Series
                    1995-1 Certificates, the Series
                    1996-1 Certificates and the Series
                    1996-2 Certificates.

__________________
* Previously Filed