Form 10-Q
period 1996-09-30
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1996-11-13
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ----------------

Commission file number:  021686

              FORD CREDIT AUTO LOAN MASTER TRUST
    (Ford Credit Auto Receivables Corporation - Originator)
----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

       Delaware                          38-2973806
--------------------         -----------------------------------
(State of Incorporation)     (I.R.S. employer identification no.)

 The American Road, Dearborn, Michigan               48121
---------------------------------------            ---------
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

                                  PART I.


ITEM 1.                           Business

The Ford Credit Auto Loan Master Trust (the "Trust") was created on February 5, 1992 pursuant to the Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of December 31, 1991 among Ford Motor Credit Company ("Ford Credit"), as servicer, Ford Credit Auto Receivables Corporation (the "Company"), as seller, and The Chase Manhattan Bank, formerly Chemical Bank (the "Trustee"), as trustee. Pursuant to the Pooling and Servicing Agreement, the Company transferred to the trust property primarily consisting of wholesale receivables generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile and light truck inventory, collections as to the receivables, security interests in the vehicles financed thereby and certain other property. Such property was obtained by the Company pursuant to the Receivables Purchase Agreement dated as of December 31, 1991 between the Company, as purchaser, and Ford Credit, as seller.

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

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 68 Series 1992-1 Certificateholders, 63 Series 1992-2
Certificateholders, 30 Series 1994-1 Certificateholders,
77 Series 1995-1 Certificateholders, 64 Series 1996-1 Certificateholders and 13 1996-2 Certificateholders at November 12, 1996. There is no established public trading market for any of the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1,    Bankers Trust Company  $115,760       11.6%
6 7/8% Auto Loan  c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Rd.
                  Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-1     Bank of New York       $ 94,320         9.4
                  925 Patterson Plank Rd.
                  Secaucus, NJ  07094

Series 1992-1,    The Chase Manhattan    $263,820        26.4%
6 7/8% Auto Loan    Bank
Asset Backed      One Chase Manhattan Plaza
Certificates      3B Proxy Dept.
                  New York, NY  10081

Series 1992-1,    Marine Treasury        $ 75,300         7.5%
6 7/8% Auto Loan    Investments
Asset Backed      140 Broadway,
Certificates      Level A
                  New York, NY  10015

Series 1992-1     Citibank, N.A.         $151,090        15.1%
6 7/8% Auto Loan  111 Wall Street
Asset Backed      20th Floor, Zone 9
Certificates      New York, NY 10043

Series 1992-1     SSB-Custodian          $ 53,500         5.4%
6 7/8% Auto Loan  Quincy Securities
Asset Backed       Processing
Certificates      A5W P.O.Box 1631
                  Boston, MA  02105-1631

Series 1992-2,    Bankers Trust Company  $113,805        16.3%
7 3/8% Auto Loan  c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Road
                  Nashville, TN  37211

Series 1992-2,    The Chase Manhattan    $231,110        33.0%
7 3/8% Auto Loan  Bank N.A.
Asset Backed      1 Chase Manhattan Plaza
Certificates      3B - Proxy Dept.
                  New York, NY  10081

Series 1992-2     Bank of New York       $ 78,715         11.2%
7 3/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1992-2     SSB - Custodian        $ 88,810         12.7%
7 3/8% Auto Loan  Quincy Securities
Asset Backed       Processing
Certificates      A5W P.O.Box 1631
                  Boston, MA 02105-1631

Series 1994-1,    Chase Manhattan        $ 93,915          9.4%
Floating Rate     Bank, N.A.
Auto Loan         1 Chase Manhattan Plaza
Asset Backed      3B Proxy Dept.
Certificates      New York, NY 10081

Series 1994-1,    Citibank, N.A.         $273,260         27.3%
Floating Rate     111 Wall Street
Auto Loan         20th Floor, Zone 9
Asset Backed      New York, NY  10043
Certificates

Series 1994-1,    Bank of New York       $ 71,895          7.2%
Floating Rate     925 Patterson Plank Rd.
Auto Loan         Secaucus, NJ  07094
Asset Backed
Certificates

Series 1994-1,    Northern Trust Co.-    $ 95,945          9.6%
Floating Rate      Trust
Auto Loan         801 S. Canal C-In
Asset Backed      Chicago, IL  60607
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    SSB - Custodian        $385,390         38.5%
5 5/8% Auto Loan  Quincy Securities
Asset Backed       Processing
Certificates      A5W P.O.Box 1631
                  Boston, MA  02105-1631

Series 1995-1     Bank of New York       $119,480         11.9%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $ 77,615          7.8%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Rd.
                  Nashville, TN  37211

Series 1995-1     Boston Safe Deposit &  $ 75,345          7.5%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood, NY  11717

Series 1995-1     Bank of Tokyo-         $110,000         11.0
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      c/o The Bank of Tokyo
                   Trust Co.
                  100 Broadway
                  New York, NY  10005

Series 1995-1     Chase Manhattan Bank,  $154,920         15.5%
6.50% Auto Loan    N.A. (The)
Asset Backed      One Chase Manhattan Plaza
Certificates      3B - Proxy Dept.
                  New York, NY 10081

Series 1995-1     SSB-Custodian          $159,780         16.0%
6.50% Auto Loan   Quincy Securities
Asset Backed       Processing
Certificates      A5W P.O.Box 1631
                  Boston, MA  02105-1631

ITEM 12.  (CONTINUED)                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1,  Bankers Trust Company    $ 59,480          7.4%
5.50% Auto      c/o BT Services
Loan Asset        Tennessee, Inc.
Backed          Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-1   Bank One Trust Company   $101,000         12.6%
5.50% Auto        N.A./
Loan Asset      Public Employee
Backed            Retirement System
Certificates    277 E. Town Street
                Columbus, OH  43215

Series 1996-1   Boston Safe Deposit &    $ 48,490          6.1%
5.50% Auto        Trust Co.
Loan Asset      c/o ADP Proxy Services
Backed          51 Mercedes Way
Certificates    Edgewood, NY  11717

Series 1996-1   Morgan Guaranty Trust    $125,610         15.7%
5.50% Auto        Co. of New York
Loan Asset      37 Wall Street, 16th Floor
Backed          New York, NY  10260
Certificates

Series 1996-1   SSB-Custodian            $111,380         13.9%
5.50% Auto      Quincy Securities
Loan Asset       Processing
Backed          A5W P.O. Box 1631
Certificates    Boston, MA  02105-1631

Series 1996-1   Bank of New York         $ 49,220          6.2%
5.50% Auto      925 Patterson Plank Rd.
Loan Asset      Secaucus, NJ  07094
Backed
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-2   Bankers Trust Company    $294,500         30.7%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-2   Chemical Bank            $ 92,200          9.6%
Floating Rate   Auto Settlement Dept.
Auto Loan       4 New York Plaza, 4th Floor
Asset Backed    New York, NY  10004
Certificates

Series 1996-2   Citibank, N.A.           $204,800         21.3%
Floating Rate   111 Wall Street
Auto Loan       20th Floor, Zone 9
Asset Backed    New York, NY  10043
Certificates

Series 1996-2   SSB-Custodian            $315,870         32.9%
Floating Rate   Quincy Securities
Auto Loan        Processing
Asset Backed    A5W P.O. Box 1631
Certificates    Boston, MA  02105-1631




* As of November 12, 1996

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

Exhibit 4.1   Conformed copy of Pooling   Filed as Exhibit 4.1 to
              and Servicing Agreement     Ford Credit Auto
              dated as of December 31,    Receivables
              1991 among Ford Credit      Corporation's
              Auto Receivables            Registration Statement
              Corporation, as seller,     on Form S-1(No.33-47582)
              Ford Motor Credit Company   and incorporated herein
              as servicer, and The Chase  by reference.
              Manhattan Bank, formerly
              Chemical Bank, as trustee.

Designation   Description                 Method of Filing
-----------   -----------                 -----------------
Exhibit 4.2   Conformed copy of Series    Filed as Exhibit 4.2 to
              1992-1 Supplement dated     Ford Credit Auto Loan
              as of December 31, 1991     Master Trust Current
              to the Pooling and          Report on Form 8-K dated
              Servicing Agreement         February 7, 1992 and
              referenced in Exhibit       and incorporated herein
              4.1 above among Ford        by reference.
              Credit Auto Receivables
              Corporation, as seller,
              Ford Motor Credit Company,
              as servicer, and The Chase
              Manhattan Bank, formerly
              Chemical Bank, as trustee.

Exhibit 4.3   Conformed copy of Series    Filed as Exhibit 4.2 to
              1992-2 Supplement dated     Ford Credit Auto Loan
              as of March 31, 1993 to     Master Trust Current
              Pooling and Servicing       Report on Form 8-K dated
              Agreement referred to in    May 15, 1992 and
              Exhibit 4.1 above among     incorporated herein by
              Ford Credit Auto            reference.
              Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              The Chase Manhattan Bank,
              formerly Chemical Bank,
              as trustee.

Exhibit 4.4   Form of Series 1994-1       Filed as Exhibit 4.2 to
              Supplement to the Pooling   Registration Statement No.
              and Servicing Agreement     33-54673 on Form S-3 and
              referred to in Exhibit 4.1  incorporated herein by
              above among Ford Credit     reference.
              Auto Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              The Chase Manhattan Bank,
              formerly Chemical Bank,
              as trustee.

Designation   Description                 Method of Filing
-----------   -----------                 -----------------
Exhibit 4.5   Form of Series 1995-1       Filed as Exhibit 4.2 to
              Supplement to the Pooling   Registration Statement No.
              and Servicing Agreement     33-61033 on Form S-3 and
              referred to in Exhibit 4.1  incorporated herein by
              above among Ford Credit     reference.
              Auto Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              The Chase Manhattan Bank,
              formerly Chemical Bank,
              as trustee.

Exhibit 4.6   Form of Series 1996-1       Filed as Exhibit 4.2 to
              Supplement to the Pooling   Registration Statement No.
              and Servicing Agreement     333-00243 on Form S-3 and
              referred to in Exhibit 4.1  incorporated herein by
              above among Ford Credit     reference.
              Auto Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              The Chase Manhattan Bank
              formerly Chemical Bank,
              as trustee.

Exhibit 4.7   Form of Series 1996-2       Filed as Exhibit 4.3 to
              Supplement to the Pooling   Registration Statement No.
              and Servicing Agreement     333-00243 on Form S-3 and
              referred to in Exhibit 4.1  incorporated herein by
              above among Ford Credit     reference.
              Auto Receivables Corporation,
              as seller, Ford Motor Credit
              Company, as servicer, and
              The Chase Manhattan Bank,
              formerly Chemical Bank, as
              trustee.

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

Designation   Description                  Method of Filing
-----------   -----------                  ----------------
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

Exhibit 19.6 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              June 30, 1996.               Master Trust Current
                                           Report on Form 8-K
                                           dated July 11, 1996
                                           and incorporated herein
                                           by reference.

Exhibit 19.7 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              July 31, 1996.               Master Trust Current
                                           Report on Form 8-K
                                           dated August 12, 1996
                                           and incorporated herein
                                           by reference.

Designation   Description                  Method of Filing
-----------   -----------                  ----------------
Exhibit 19.8  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              August 31, 1996.             Master Trust Current
                                           Report on Form 8-K
                                           dated September 9, 1996
                                           and incorporated herein
                                           by reference.

Exhibit 19.9 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              September 30, 1996.          Master Trust Current
                                           Report on Form 8-K
                                           dated October 14, 1996
                                           and incorporated herein
                                           by reference.

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

                                          reference.
ITEM 14.      (Continued)

Designation   Description                  Method of Filing
-----------   -----------                  ----------------
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

    (b) Reports on Form 8-K

Date of Report                             Item

July 11, 1996                       Item 5 - Other Events
August 12, 1996                     Item 5 - Other Events
September 9, 1996                   Item 5 - Other Events

                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



November 13, 1996                   By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

                              EXHIBIT INDEX
Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----
Exhibit 3.1         Restated Certificate of           *
                    Incorporation of Ford Credit
                    Auto Receivables Corporation.

Exhibit 3.2         By-Laws of Ford Credit Auto       *
                    Receivables Corporation.

Exhibit 4.1         Conformed copy of Pooling and     *
                    Servicing Agreement dated as
                    of December 31, 1991 among
                    Ford Credit Auto Receivables
                    Corporation, as seller, Ford
                    Motor Credit Company, as
                    servicer, and The Chase Manhattan
                    Bank, formerly Chemical Bank,
                    as trustee.

Exhibit 4.2         Conformed copy of Series          *
                    1992-1 Supplement dated as of
                    December 31, 1991 to the
                    Pooling and Servicing
                    Agreement referenced in Exhibit
                    4.1 above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    The Chase Manhattan Bank, formerly
                    Chemical Bank, as trustee.

Exhibit 4.3         Conformed copy of Series          *
                    1992-2 Supplement dated as of
                    March 31, 1993 to the Pooling
                    and Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit Auto
                    Receivables Corporation, as
                    seller, Ford Motor Credit
                    Company, as servicer, and
                    The Chase Manhattan Bank, formerly
                    Chemical Bank, as trustee.

Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----
Exhibit 4.4         Form of Series 1994-1             *
                    Supplement to the Pooling
                    Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    The Chase Manhattan Bank, formerly
                    Chemical Bank, as trustee.

Exhibit 4.4         Form of Series 1995-1             *
                    Supplement to the Pooling
                    Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    The Chase Manhattan Bank, formerly
                    Chemical Bank, as trustee.

Exhibit 4.6         Form of Series 1996-1             *
                    Supplement to the Pooling
                    and Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    The Chase Manhattan Bank, formerly
                    Chemical Bank, as trustee.

Exhibit 4.7         Form of Series 1996-2             *
                    Supplement to the Pooling
                    and Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    The Chase Manhattan Bank, formerly
                    Chemical Bank, as trustee.

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1996.

Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----
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

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1996.

Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1996.

Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1996.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1996.

Exhibit 19.7        Distribution Date Statement       *
                    for Collection Period ended
                    July 31, 1996.

Exhibit 19.8        Distribution Date Statement       *
                    for Collection Period ended
                    August 31, 1996.

Exhibit 19.9        Distribution Date Statement       *
                    for Collection Period ended
                    September 30, 1996.

Exhibit 19.14       Prospectus dated January 30,      *
                    1992 relating to Series
                    1992-1 Certificates.

Exhibit 19.15       Prospectus dated May 11, 1992     *
                    relating to Series 1992-2
                    Certificates.

Exhibit 19.16       Prospectus dated July 26,         *
                    1994 relating to Series 1992-3
                    Certificates.

Exhibit 19.17       Prospectus dated August 1,        *
                    1995 relating to Series 1995-1
                    Certificates.

Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----
Exhibit 19.18       Prospectus dated February         *
                    12, 1996 relating to
                    Series 1996-1
                    Certificates

Exhibit 19.19       Prospectus dated February         *
                    12, 1996 relating to
                    Series 1996-2
                    Certificates

Exhibit 99          Selected Information relating     20
                    to the Series 1992-1
                    Certificates, the Series 1992-2
                    Certificates, the Series
                    1994-1 Certificates, the Series
                    1995-1 Certificates, the Series
                    1996-1 Certificates and the Series
                    1996-2 Certificates.

__________________
* Previously Filed