Form 10-K
period 1996-12-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1997-03-25
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  _______

                                 FORM 10-K
(Mark One)

XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                  to                    .

Commission file numbers 0-21686

                      FORD CREDIT AUTO LOAN MASTER TRUST
         SERIES 1992-1, 1992-2, 1994-1, 1995-1, 1996-1 AND 1996-2
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

<Page 2>                              PART I.

ITEM 1.                              Business

The Ford Credit Auto Loan Master Trust (the "Trust") was created on February 5, 1992 pursuant to the Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of December 31, 1991 among Ford Motor Credit Company ("Ford Credit"), as servicer, Ford Credit Auto Receivables Corporation (the "Company"), as seller, and The Chase Manhattan Bank (the "Trustee"), as successor trustee. Pursuant to the Pooling and Servicing Agreement, the Company transferred to the trust property primarily consisting of wholesale receivables generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile and light truck inventory, collections as to the receivables, security interests in the vehicles financed thereby and certain other property. Such property was obtained by the Company pursuant to the Receivables Purchase Agreement dated as of December 31, 1991 between the Company, as purchaser, and Ford Credit, as servicer.

The Company has registered with the Securities and Exchange
Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates (the "Series 1992-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1992-2, 7 3/8% Auto
Loan Asset Backed Certificates (the "Series 1992-2 Certificates") in the initial principal amount of $700,000,000, the Series 1994-1, Floating Rate Auto Loan Asset Backed Certificates (the "1994-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1995-1, 6.50% Auto Loan Asset Backed Certificates (the "1995-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1996-1, 5.50% Auto Loan Asset Backed Certificates (the "1996-1 Certificates") in the initial principal amount of $800,000,000 and the Series 1996-2 Variable Rate Auto Loan Asset Backed Certificates (the "1996-2 Certificates") in the initial principal amount of $960,000,000. The Series 1992-1 Certificates, Series 1992-2 Certificates, Series 1994-1 Certificates, the 1995-1 Certificates, the 1996-1 Certificates and the 1996-2 Certificates were created pursuant to the Series 1992-1 Supplement dated as of December 31, 1991 to the Pooling and Servicing Agreement (the "1992-1 Supplement"), the Series 1992-2 Supplement dated as of March 31, 1992 to the Pooling and Servicing Agreement (the "1992-2 Supplement"), the Series 1994-1 Supplement dated as of June 30, 1994 to the Pooling and Servicing Agreement (the "1994-1 Supplement"), the Series 1995-1 Supplement dated as of June 30, 1995 to the Pooling and Servicing Agreement (the "1995-1 Supplement"), the Series 1996-1 Supplement dated as of December 31, 1995 to the Pooling and Servicing Agreement (the "1996-1 Supplement") and the Series 1996-2 Supplement dated as of December 31, 1995 to the Pooling and Servicing Agreement (the "1996-2 Supplement"), respectively.

Each Series of Certificates represents an undivided interest in certain assets of the Trust.

<Page 3>
ITEM 2.  PROPERTIES
-------------------

For information regarding the property of the Trust, see the Pooling and Servicing Agreement, the 1992-1 Supplement, the 1992-2 Supplement, the 1994-1 Supplement, the 1995-1 Supplement, the 1996-1 Supplement, the 1996-2 Supplement and the prospectuses
(Exhibits 19.13, 19.14, 19.15, 19.16, 19.17 and 19.18) relating to the Series
1992-1 Certificates, the Series 1992-2 Certificates, the 1994-1 Certificates, the 1995-1 Certificates, the 1996-1 Certificates and the 1996-2 Certificates and incorporated hereby by reference. The Series 1992-1 Certificates were redeemed in January 1997. For additional information regarding the Certificates contained in the Distribution Date Statements furnished to the Trustee on each Distribution Date during 1996, see the Current Reports on Form 8-K incorporated by reference herein (Exhibits 19.1 through 19.12). For additional information, regarding the Certificates, see Exhibit 99.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


                                  PART II.



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 61 Series 1992-2 Certificateholders, 29 Series 1994-1
Certificateholders, 77 Series 1995-1 Certificateholders, 61 Series 1996-1 Certificateholders and 14 Series 1996-2 Certificateholders at March 4, 1997. There is no established public trading market for any of the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

<Page 4>                               PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------

Series 1992-2     Bank of New York        $ 86,900        12.4%
7 3/8% Auto Loan  925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ  07094
Certificates

Series 1992-2,    Bankers Trust Company   $101,175        14.4%
7 3/8% Auto Loan   c/o BT Services
Asset Backed       Tennessee Inc.
Certificates      Pension Trust Services
                  648 Grassmere Park Drive
                  Nashville, TN  37211

Series 1992-2,    The Chase Manhattan     $235,925        33.7%
7 3/8% Auto Loan    Bank
Asset Backed      2 Chase Manhattan Plaza
Certificates      5th Floor
                  New York, NY  10081

Series 1992-2     SSB-Custodian           $ 84,060        12.0%
7 3/8% Auto Loan  Global Proxy Unit, A5NW
Asset Backed      P. O. Box 1631
Certificates      Boston, MA  02105-1631

<Page 5>


ITEM 12. (CONTINUED)


                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1     Bank of New York         $ 66,140         6.6%
Floating Rate     1 Chase Manhattan Plaza
Auto Loan         3B-Proxy Dept.
Asset Backed      New York, NY  10081
Certificates

Series 1994-1     Chase Manhattan Bank     $ 93,915         9.4%
Floating Rate     2 Chase Manhattan Plaza
Auto Loan         5th Floor
Asset Backed      New York, NY  10081
Certificates

Series 1994-1     Citicorp Services, Inc.  $238,260        23.8%
Floating Rate     P. O. Box 30576
Auto Loan         Tampa, FL  33630-3576
Asset Backed
Certificates

Series 1994-1     Northern Trust Company   $ 91,105         9.1%
Floating Rate     801 S. Canal C-In
Auto Loan         Chicago, IL  60607
Asset Backed
Certificates

Series 1994-1     SSB-Custodian            $451.175        45.1%
Floating Rate     Global Proxy Unit, A5NW
Auto Loan         P. O. Box 1631
Asset Backed      Boston, MA  02105-1631
Certificates

Series 1995-1     Bank of New York         $ 87,965        8.8%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ  07094
Certificates

Series 1995-1     Bankers Trust Company    $ 87,475         8.7%
6.50% Auto Loan   c/o BT Services
Asset Backed       Tennessee Inc.
Certificates      Pension Trust Services
                  648 Grassmere Park Drive
                  Nashville, TN  37211

<Page 6>

ITEM 12. (CONTINUED)


                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Boston Safe Deposit       $ 63,760         6.4%
6.50% Auto Loan    & Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Pittsburgh, PA  15259

Series 1995-1     Bank of Toyko-Mitsubishi  $110,000       11.0%
6.50% Auto Loan    Trust Company (The)
Asset Backed      c/o The Bank of Tokyo
Certificates       Trust Co.
                  100 Broadway
                  New York, NY  10005

Series 1995-1     Chase Manhattan Bank,     $176,945       17.7%
6.50% Auto Loan   Two Chase Manhattan Plaza
Asset Backed      5th Floor
Certificates      New York, NY  10081

Series 1995-1     Corstates Bank N.A.       $ 50,940        5.1%
6.50% Auto Loan   P.O.Box 7618 F.C.#1-9-1-21
Asset Backed      Philadelphia, PA  19106-7618
Certificates
<Page 7>
ITEM 12. (CONTINUED)


                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Northern Trust Co.        $ 52,115         5.2%
6.50% Auto Loan     -Trust
Asset Backed      c/o ADP Proxy Services
Certificates      51 Mercedes Way
                  Edgewood,  NY 11717

Series 1995-1     SSB-Custodian             $140,885        14.1%
6.50% Auto Loan   Global Proxy Unit, A5NW
Asset Backed      P.O.Box 1631
Certificates      Boston, MA  02105-1631

Series 1996-1     Bank of New York          $ 46,250         5.2%
5.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ  07094
Certificates

Series 1996-1     Bankers Trust Company     $ 66,850         8.3%
5.50% Auto Loan   c/o BT Services
Asset Backed       Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Road
                  Nashville, TN  37211

Series 1996-1     Bank One Trust Company    $101,000        12.6%
5.50% Auto Loan    N.A./Public Employee
Asset Backed       Retirement System
Certificates      277 E. Town Street
                  Columbus, OH  43215

Series 1996-1     Boston Safe Deposit &     $ 49,635         6.2%
5.50% Auto Loan    Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA  15259

Series 1996-1     Chase Manhattan Bank      $ 40,550         5.1%
5.50% Auto Loan   Two Chase Manhattan Plaza
Asset Backed      5th Floor
Certificates      New York, NY  10081

<Page 8>
ITEM 12. (CONTINUED)


                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1     Prudential Securities Inc.$117,110        14.6%
5.50% Auto Loan   111 8th Avenue, 4th Floor
Asset Backed      New York, NY  10011
Certificates

Series 1996-1     SSB-Custodian             $ 98,075        12.2%
5.50% Auto Loan   Global Proxy Unit, A5NW
Asset Backed      P.O.Box 1631
Certificates      Boston, MA  02105-1631

Series 1996-2     Bankers Trust Company     $289,500        30.1%
Variable Auto     c/o BT Services
Loan Asset         Tennessee, Inc.
Backed            Custody Services
Certificates      648 Grassmere Park Road
                  Nashville, TN  37211

Series 1996-2     Chase Manhattan Bank/     $ 55,400         5.8%
Variable Auto      Chemical
Loan Asset        Auto Settlement Department
Backed            4 New York Plaza, 4th Floor
Certificates      New York, NY  10004

Series 1996-2     Citicorp Services, Inc.   $206,000        21.4%
Variable Auto     P. O. Box 30576
Loan Asset        Tampa, FL  33607
Backed
Certificates

Series 1996-2     SSB-Custodian             $314,870        32.8%
Variable Auto     Global Proxy Unit, A5NW
Loan Asset        P.O.Box 1631
Backed            Boston, MA  02105-1631
Certificates







* As of March 4, 1997
<Page 9>
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Exhibit 4.2  Conformed copy of Series   Filed as Exhibit 4.2 to
             1992-1 Supplement dated    Ford Credit Auto Loan
             as of December 31, 1991    Master Trust Current
             to the Pooling and         Report on Form 8-K dated
             Servicing Agreement        February 7, 1992 and
             referenced in Exhibit      and incorporated herein
             4.1 above among Ford       by reference.
             Credit Auto Receivables
             Corporation, as seller,
             Ford Motor Credit Company,
             as servicer, and Chemical
             Bank, as trustee.
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

Exhibit 4.4  Form of Series              Filed as Exhibit 4.2 to
             1994-1 Supplement dated     Registration Statement No.
             as of June 30, 1994         33-54673 on Form S-3 and
             to Pooling and Servicing    incorporated herein by
             Agreement referred to in    reference.
             Exhibit 4.1 above among
             Ford Credit Auto Receivables
             Corporation, as seller, Ford
             Motor Credit Company, as
             servicer, and Chemical Bank,
             as trustee.

Exhibit 4.5  Form of Series             Filed as Exhibit 4.2 to
             1995-1 Supplement dated    Registration Statement
             as of June 30, 1995        No. 33-61033 on Form S-3
             to Pooling and Servicing   and incorporated herein by
             Agreement referred to in   reference.
             Exhibit 4.1 above among
             Ford Credit Auto
             Receivables Corporation,
             as seller, Ford Motor Credit
             Company, as servicer, and
             Chemical Bank, as trustee.


Exhibit 4.6  Form of Series             Filed as Exhibit 4.2 to
             1996-1 Supplement dated    Registration Statement
             as of December 31, 1995    No. 333-00243 on Form S-3
             to Pooling and Servicing   and incorporated herein by
             Agreement referred to in   reference.
             Exhibit 4.1 above among
             Ford Credit Auto
             Receivables Corporation,
             as seller, Ford Motor Credit
             Company, as servicer, and
             Chemical Bank, as trustee.
<Page 11>
ITEM 14.     (Continued)

Designation  Description                Method of Filing
-----------  -----------                -----------------

Exhibit 4.7  Form of Series             Filed as Exhibit 4.2 to
             1996-2 Supplement dated    Registration Statement
             as of December 31, 1995    No. 333-00243 on Form S-3
             to Pooling and Servicing   and incorporated herein by
             Agreement referred to in   reference.
             Exhibit 4.1 above among
             Ford Credit Auto
             Receivables Corporation,
             as seller, Ford Motor Credit
             Company, as servicer, and
             Chemical Bank, as trustee.

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

<Page 12>
ITEM 14.     (Continued)

Designation  Description                Method of Filing
-----------  -----------                -----------------

Exhibit 19.5  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended May 31, 1996.          Master Trust Current
                                           Report on Form 8-K
                                           dated June 11, 1996 and
                                           incorporated herein by
                                           reference.

Exhibit 19.6  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended June 30, 1996.         Master Trust Current
                                           Report on Form 8-K
                                           dated July 11, 1996 and
                                           incorporated herein by
                                           reference.

Exhibit 19.7  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended July 31, 1996          Master Trust Current
                                           Report on Form 8-K
                                           dated August 12, 1996
                                           and incorporated
                                           herein by reference.

Exhibit 19.8  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended August 31, 1996.       Master Trust Current
                                           Report on Form 8-K
                                           dated September 9, 1996
                                           and incorporated herein
                                           by reference.

Exhibit 19.9  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended September 30, 1996.    Master Trust Current
                                           Report on Form 8-K
                                           dated October 14, 1996
                                           and incorporated herein
                                           by reference.
Exhibit 19.10 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended October 31, 1996.      Master Trust Current
                                           Report on Form 8-K
                                           dated November 13, 1996
                                           and incorporated herein
                                           by reference.

<Page 13>
ITEM 14.     (Continued)

Designation  Description                Method of Filing
-----------  -----------                -----------------

Exhibit 19.11 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended November 30, 1996.     Master Trust Current
                                           Report on Form 8-K
                                           dated December 9, 1996
                                           and incorporated herein
                                           by reference.

Exhibit 19.12 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended December 31, 1996.     Master Trust Current
                                           Report on Form 8-K
                                           dated January 15, 1997
                                           and incorporated herein
                                           by reference.

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

Exhibit 19.15 Prospectus dated July        Filed with the Commission
              26, 1994 relating to         pursuant to Rule 424(b)(1) on
              Series 1994-1                July 27, 1994 and
              Certificates.                incorporated herein by
                                           reference.

Exhibit 19.16 Prospectus dated August 1,   Filed with the Commission
              1995 relating to Series      pursuant to Rule 424(b)(1)
              1995-1 Certificates          on August 3, 1995 and
                                           incorporated herein by
                                           reference.

<Page 14>
ITEM 14.     (Continued)

Designation  Description                  Method of Filing
-----------  -----------                  -----------------
Exhibit 19.17 Prospectus dated February    Filed with the Commission
              12, 1996 relating to         pursuant to Rule 424(b)(1)
              Series 1996-1 Certificates   on February 14, 1996 and
                                           incorporated herein by
                                           reference.

Exhibit 19.18 Prospectus dated February    Filed with the Commission
              12, 1996 relating to         pursuant to Rule 424(b)(1)
              Series 1996-2 Certificates   on February 14, 1996 and
                                           incorporated herein by
                                           reference.

Exhibit 99.1  Selected Information         Filed with this report.
              relating to the Series
              1992-1 Certificates, the
              the Series 1992-2
              Certificates, the Series
              1994-1 Certificates and the
              1995-1 Certificates.

<Page 15>
    (b) Reports on Form 8-K

Date of Report                                  Item

October 14, 1996                          Item 5 - Other Events
November 13, 1996                         Item 5 - Other Events
December 9, 1996                          Item 5 - Other Events
January 15, 1997                          Item 5 - Other Events


                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)





March 25, 1997                      By: /s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)
<Page 16>
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

Exhibit 4.4         Form of Series 1994-1             *
                    Supplement to the Pooling
                    and Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.
<Page 17>
                 EXHIBIT INDEX

Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----
Exhibit 4.5         Form of Series 1995-1             *
                    Supplement to the Pooling
                    and Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

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

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1996.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 29, 1996.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1996.


Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1996.

<Page 18>
                 EXHIBIT INDEX

Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----
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

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1996.

Exhibit 19.7        Distribution Date Statement       *
                    for Collection Period
                    ended July 31, 1996.

Exhibit 19.8        Distribution Date Statement       *
                    for Collection Period
                    ended August 31, 1996.

Exhibit 19.9        Distribution Date Statement       *
                    for Collection Period
                    ended September 30, 1996.

Exhibit 19.10       Distribution Date Statement       *
                    for Collection Period
                    ended October 31, 1996.

Exhibit 19.11       Distribution Date Statement       *
                    for Collection Period
                    ended November 30, 1996.

Exhibit 19.12       Distribution Date Statement       *
                    for Collection Period
                    ended December 31, 1996.

<Page 19>
                 EXHIBIT INDEX

Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----
Exhibit 19.13       Prospectus dated January 30,      *
                    1992 relating to Series
                    1992-1 Certificates.

Exhibit 19.14       Prospectus dated May 11, 1992     *
                    relating to Series 1992-2
                    Certificates.

Exhibit 19.15       Prospectus dated July 26, 1994    *
                    relating to Series 1994-1
                    Certificates.

Exhibit 19.16       Prospectus dated August 1, 1995   *
                    relating to Series 1995-1
                    Certificates.

Exhibit 19.17       Prospectus dated February 12,     *
                    1996 relating to Series
                    1996-1 Certificates.

Exhibit 19.18       Prospectus dated February 12      *
                    1996 relating to Series
                    1996-2 Certificates.

Exhibit 99          Selected Information relating     Filed with this Report.
                    to the Series 1992-1
                    Certificates, the Series 1992-2
                    Certificates, the Series
                    1994-1 Certificates, the
                    1995-1 Certificates, the 1996-1
                    Certificates and the 1996-2
                    Certificates.


_____________________
* Previously Filed