Form 10-Q
period 1997-03-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1997-05-08
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                                  PART I.


ITEM 1.                           Business

The Ford Credit Auto Loan Master Trust (the "Trust") was created on February 5, 1992 pursuant to the Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of December 31, 1991 among Ford Motor Credit Company ("Ford Credit"), as servicer, Ford Credit Auto Receivables Corporation (the "Company"), as seller, and The Chase Manhattan Bank, (the "Trustee"), as successor trustee. Pursuant to the Pooling and Servicing Agreement, the Company transferred to the trust property primarily consisting of wholesale receivables generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile and light truck inventory, collections as to the receivables, security interests in the vehicles financed thereby and certain other property. Such property was obtained by the Company pursuant to the Receivables Purchase Agreement dated as of December 31, 1991 between the Company, as purchaser, and Ford Credit, as seller.

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

ITEM 2.  PROPERTIES
-------------------
For information regarding the property of the Trust, see the Pooling and Servicing Agreement, the 1992-1 Supplement, the 1992-2 Supplement, the 1994-1 Supplement, the 1995-1 Supplement, the 1996-1 Supplement, the 1996-2 Supplement and the prospectuses (Exhibits 19.14, 19.15, 19.16,
19.17, 19.18 and 19.19) relating to the Series 1992-1 Certificates, the Series 1992-2 Certificates, the 1994-1 Certificates, the 1995-1 Certificates, the 1996-1 Certificates and the 1996-2 Certificates and incorporated hereby by reference. The Series 1992-1 Certificates were redeemed in January 1997 and the Series 1992-2 Certificates were redeemed in April 1997. For additional information regarding the Certificates contained in the Distribution Date Statements furnished to the Trustee on each Distribution Date during 1997, see the Current Reports on Form 8-K incorporated by reference herein (Exhibits 19.1 through 19.3). For additional information, regarding the Certificates, see Exhibit 99.

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 27 Series 1994-1 Certificateholders,  74 Series 1995-1
Certificateholders, 61 Series 1996-1 Certificateholders and 13 1996-2 Certificateholders at April 30, 1997. There is no established public trading market for any of the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    Chase Manhattan Bank   $ 93,915          9.4%
Floating Rate     Two Chase Manhattan Plaza
Auto Loan         5th Floor
Asset Backed      New York, NY 10081
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    Citicorp Services,     $238,260         23.9%
Floating Rate      Inc.
Auto Loan         P. O. Box 30576
Asset Backed      Tampa, FL 33630-3576
Certificates

Series 1994-1,    Bank of New York       $ 75,140          7.5%
Floating Rate     925 Patterson Plank Rd.
Auto Loan         Secaucus, NJ  07094
Asset Backed
Certificates

Series 1994-1,    Northern Trust Co.-    $ 91,105          9.1%
Floating Rate      Trust
Auto Loan         801 S. Canal C-In
Asset Backed      Chicago, IL  60607
Certificates

Series 1994-1,    SSB - Custodian        $451,175         45.1%
5 5/8% Auto Loan  Global Proxy Unit, A5NW
Asset Backed      P. O. Box 1631
Certificates      Boston, MA 02105-1631

Series 1995-1     Bank of New York       $143,465         14.3%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $ 86,475          8.6%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Rd.
                  Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Boston Safe Deposit &  $ 65,500          6.6%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

Series 1995-1     Bank of Tokyo-         $110,000         11.0
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      c/o The Bank of Tokyo
                   Trust Co.
                  100 Broadway
                  New York, NY  10005

Series 1995-1     Chase Manhattan Bank   $170,945         17.1%
6.50% Auto Loan   Two Chase Manhattan Plaza
Asset Backed      5th Floor
Certificates      New York, NY 10081

Series 1995-1     Corestates Bank N.A.   $ 50,940          5.1%
6.50% Auto Loan   P. O. Box 7618 F.C.#1-9-1-21
Asset Backed      Philadephia, PA 19106-7618
Certificates

Series 1995-1     SSB-Custodian          $135,885         13.6%
6.50% Auto Loan   Global Proxy Unit, A5NW
Asset Backed      P. O. Box 1631
Certificates      Boston, MA 02105-1631
                  Edgewood, NY 11717

                                      (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1     Bank of New York       $ 57,150         11.6%
5.50% Auto        925 Patterson Plank Rd.
Loan Asset        Secaucus, NJ 07094
Backed
Certificates

Series 1996-1,  Bankers Trust Company    $ 93,140         11.6%
5.50% Auto      c/o BT Services
Loan Asset        Tennessee, Inc.
Backed          Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-1   Bank One Trust Company   $101,000         12.6%
5.50% Auto        N.A./
Loan Asset      Public Employee
Backed            Retirement System
Certificates    277 E. Town Street
                Columbus, OH  43215

Series 1996-1   Chase Manhattan Bank     $ 40,750          5.1%
5.50% Auto      Two Chase Manhattan Plaza
Loan Asset      5th Floor
Backed          New York, NY 10081
Certificates

Series 1996-1   Northern Trust Company   $ 41,744          5.2%
5.50% Auto      801 S. Canal C-In
Loan Asset      Chicago, IL 60607
Backed
Certificates

Series 1996-1   Prudential Securities    $117,110         14.6%
5.50% Auto       Incorporated
Loan Asset      111 8th Avenue, 4th Floor
Backed          New York, NY 10011
Certificates

Series 1996-1   SSB-Custodian            $ 97,739         12.2%
5.50% Auto      Quincy Securities
Loan Asset       Processing
Backed          A5W P.O. Box 1631
Certificates    Boston, MA  02105-1631

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-2   Bankers Trust Company    $289,500         30.2%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-2   Chase Manhattan Bank/    $ 53,400          5.1%
Floating Rate    Chemical
Auto Loan       Auto Settlement Dept.
Asset Backed    4 New York Plaza, 4th Floor
Certificates    New York, NY  10004

Series 1996-2   Citicorp Services Inc.   $206,000         21.5%
Floating Rate   P.O. Box 30576
Auto Loan       Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1996-2   SSB-Custodian            $319,245         33.3%
Floating Rate   Global Proxy Unit, A5NW
Auto Loan       P.O. Box 1631
Asset Backed    Boston, MA  02105-1631
Certificates




* As of April 30, 1997

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

Exhibit 4.2   Conformed copy of Series    Filed as Exhibit 4.2 to
              1992-1 Supplement           Ford Credit Auto Loan
              to the Pooling and          Master Trust Current
              Servicing Agreement         Report on Form 8-K dated
              referenced in Exhibit       February 7, 1992 and
              4.1 above among Ford        and incorporated herein
              Credit Auto Receivables     by reference.
              Corporation, as seller,
              Ford Motor Credit Company,
              as servicer, and Chemical
              Bank, as trustee.


Exhibit 4.3   Conformed copy of Series    Filed as Exhibit 4.2 to
              1992-2 Supplement           Ford Credit Auto Loan
              Pooling and Servicing       Master Trust Current
              Agreement referred to in    Report on Form 8-K dated
              Exhibit 4.1 above among     May 15, 1992 and
              Ford Credit Auto            incorporated herein by
              Receivables Corporation,    reference.
              as seller, Ford Motor Credit
              Company, as servicer, and
              Chemical Bank, as trustee.


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

Designation   Description                  Method of Filing
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

Exhibit 19.1  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended January 31, 1997.      Master Trust Current
                                           Report on Form 8-K
                                           dated February 18, 1997
                                           and incorporated
                                           herein by reference.

Exhibit 19.2 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              February 28, 1997.           Master Trust Current
                                           Report on Form 8-K
                                           dated March 13, 1997
                                           and incorporated
                                           herein by reference.

Exhibit 19.3 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              March 31, 1997.              Master Trust Current
                                           Report on Form 8-K
                                           dated April 7, 1997
                                           and incorporated
                                           herein
                                           by reference.

Designation   Description                  Method of Filing
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

Exhibit 99    Selected Information         Filed with this
              relating to the Series       report.
              1992-1 Certificates, the
              Series 1992-2 Certificates,
              the Series 1994-1 Certifi-
              cates, the Series 1995-1
              Certificates, the Series
              1996-1 Certificates and
              the Series 1996-2
              Certificates.

     (b) Reports on Form 8-K

Date of Report                             Item

January 15, 1997                 Item 5 - Other Events
February 18, 1997                Item 5 - Other Events
March 13, 1997                   Item 5 - Other Events


                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



May 8, 1997                      By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 4.5         Form of Series 1995-1             *
                    Supplement to the Pooling
                    Servicing Agreement
                    referred to in Exhibit 4.1
                    above among Ford Credit
                    Auto Receivables Corporation,
                    as seller, Ford Motor Credit
                    Company, as servicer, and
                    Chemical Bank, as trustee.

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

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1997.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 29, 1997.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1997.

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

Exhibit 19.16       Prospectus dated July 26,         *
                    1994 relating to Series 1992-3
                    Certificates.

Exhibit 19.17       Prospectus dated August 1,        *
                    1995 relating to Series 1995-1
                    Certificates.

Exhibit 19.18       Prospectus dated February         *
                    12, 1996 relating to
                    Series 1996-1
                    Certificates

Exhibit 19.19       Prospectus dated February         *
                    12, 1996 relating to
                    Series 1996-2
                    Certificates

Exhibit 99          Selected Information relating     16
                    to the Series 1992-1 Certificates,
                    the Series 1992-2 Certificates,
                    the Series 1994-1 Certificates,
                    the Series 1995-1 Certificates,
                    the Series 1996-1 Certificates
                    and the Series 1996-2 Certificates.

__________________
* Previously Filed