Form 10-Q
period 1997-06-30
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1997-08-12
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

In 1992, the Company registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, (the "Act") and sold to the general public the Series 1992-2, 7 3/8% Auto Loan
Asset Backed Certificates (the "Series 1992-2 Certificates") in the initial principal amount of $700,000,000. In 1994, the Company registered with the Commission under the Act and sold to the general public the Floating Rate Auto Loan Asset Backed Certificates (the "1994-1 Certificates") in the initial principal amount of $1,000,000,000. In 1995, the Company registered with the Commission under the Act and sold to the general public the Series 1995-1, 6.50% Auto Loan Asset Backed Certificates
(the "Series 1995-1 Certificates") in the initial principal amount of $1,000,000,000. In 1996, the Company registered with the Commission under the Act and sold to the general public the 1996-1, 5.50% Auto Loan Asset Backed Certificates (the "Series 1996-1 Certificates") in the initial amount of $800,000,000 and the Series 1996-2, Floating
Rate Auto Loan Asset Backed Certificates (the 1996-2 Certificates") in the initial amount of $960,000,000. In April 1997, the Company sold pursuant to Regulation S under the Act, the Series 1997-1 Floating Rate
Auto Loan Asset Backed Certificates (the "Series 1997-1 Certificates") in the initial amount of $750,000,000. The Series 1992-2 Certificates, the Series 1994-1 Certificates, the Series 1995-1 Certificates, the Series 1996-1 Certificates, the Series 1996-2 Certificates and the Series 1997-1 Certificates were created pursuant to the Series 1992-2 Supplement dated as of March 31, 1992 to the Pooling and Servicing Agreement (the "1992-2 Supplement"), the Series 1994-1 Supplement dated as of June 30, 1994 to the Pooling and Servicing Agreement (the "1994-1 Supplement"), the Series 1995-1 Supplement dated as of June 30, 1995 to the Pooling and Servicing Agreement (the "1995-1 Supplement"), the Series 1996-1 Supplement dated December 31, 1995 (the "1996-1 Supplement") and the Series 1996-2
Supplement dated December 31, 1995 (the "1996-2 Supplement"), and the
Series 1997-1 Supplement dated as of March 31, 1997 to the Pooling and Servicing Agreement(the "1997-1 Supplement"), respectively. Each
Series of Certificates represents an undivided interest in certain assets of the Trust.

ITEM 2.  PROPERTIES
-------------------
For information regarding the property of the Trust, see the Pooling and Servicing Agreement and the Current Reports on Form 8-K incorporated by reference herein. For additional information regarding the Certificates, see Exhibit 99. The Series 1992-2 Certificates were redeemed in April 1997.

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 26 Series 1994-1 Certificateholders,  71 Series 1995-1
Certificateholders, 58 Series 1996-1 Certificateholders and 13 1996-2 Certificateholders at July 30, 1997. There is no established public trading market for any of these Certificates. The Series 1997-1 Certificates, sold pursuant to Regulation S under the Act were listed on the Luxembourg and Hong Kong Stock Exchanges.

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
Floating Rate     Two Chase Manhattan Plaza
Auto Loan         5th Floor
Asset Backed      New York, NY 10081
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    Citicorp Services,     $241,910         24.2%
Floating Rate      Inc.
Auto Loan         P. O. Box 30576
Asset Backed      Tampa, FL 33630-3576
Certificates

Series 1994-1,    Northern Trust Co.-    $ 91,105          9.1%
Floating Rate      Trust
Auto Loan         801 S. Canal C-In
Asset Backed      Chicago, IL  60607
Certificates

Series 1994-1,    SSB - Custodian        $484,635         48.5%
5 5/8% Auto Loan  Global Proxy Unit, A5NW
Asset Backed      P. O. Box 1631
Certificates      Boston, MA 02105-1631

Series 1995-1     Bank of New York       $148,365         14.8%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $ 86,655          8.7%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Rd.
                  Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Boston Safe Deposit &  $ 63,760          6.4%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

Series 1995-1     Bank of Tokyo-         $110,000         11.0
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      c/o The Bank of Tokyo
                   Trust Co.
                  100 Broadway
                  New York, NY  10005

Series 1995-1     Chase Manhattan Bank   $172,945         17.3%
6.50% Auto Loan   Two Chase Manhattan Plaza
Asset Backed      5th Floor
Certificates      New York, NY 10081

Series 1995-1     Corestates Bank N.A.   $ 50,940          5.1%
6.50% Auto Loan   P. O. Box 7618 F.C.#1-9-1-21
Asset Backed      Philadephia, PA 19106-7618
Certificates

Series 1995-1     SSB-Custodian          $141,085         14.1%
6.50% Auto Loan   Global Proxy Unit, A5NW
Asset Backed      P. O. Box 1631
Certificates      Boston, MA 02105-1631
                  Edgewood, NY 11717

                                      (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1     Bank of New York       $ 66,985          8.4%
5.50% Auto        925 Patterson Plank Rd.
Loan Asset        Secaucus, NJ 07094
Backed
Certificates

Series 1996-1,  Bankers Trust Company    $ 77,965          9.7%
5.50% Auto      c/o BT Services
Loan Asset        Tennessee, Inc.
Backed          Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-1   Bank One Trust Company   $101,000         12.6%
5.50% Auto        N.A./
Loan Asset      Public Employee
Backed            Retirement System
Certificates    277 E. Town Street
                Columbus, OH  43215

Series 1996-1   Boston Safe Deposit &    $ 41,300          5.2%
5.50% Auto       Trust Co.
Loan Asset      c/o Mellon Bank N.A.
Backed          Three Mellon Bank Center
Certificates    Room 153-3015
                Pittsburgh, PA 15259

Series 1996-1   Chase Manhattan Bank     $ 44,650          5.6%
5.50% Auto      Two Chase Manhattan Plaza
Loan Asset      5th Floor
Backed          New York, NY 10081
Certificates

Series 1996-1   Prudential Securities    $117,110         14.6%
5.50% Auto       Incorporated
Loan Asset      111 8th Avenue, 4th Floor
Backed          New York, NY 10011
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1   SSB-Custodian            $100,845         12.6%
5.50% Auto      Quincy Securities
Loan Asset       Processing
Backed          A5W P.O. Box 1631
Certificates    Boston, MA  02105-1631

Series 1996-2   Bankers Trust Company    $289,500         30.2%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-2   Citicorp Services Inc.   $199,000         20.7%
Floating Rate   P.O. Box 30576
Auto Loan       Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1996-2   SSB-Custodian            $318,248         33.1%
Floating Rate   Global Proxy Unit, A5NW
Auto Loan       P.O. Box 1631
Asset Backed    Boston, MA  02105-1631
Certificates




* As of July 30, 1997

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

Exhibit 19.4  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended April 30, 1997.        Master Trust Current
                                           Report on Form 8-K
                                           dated May 14, 1997
                                           and incorporated
                                           herein by reference.

Exhibit 19.5 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              May 31, 1997.                Master Trust Current
                                           Report on Form 8-K
                                           dated June 17, 1997
                                           and incorporated
                                           herein by reference.

Exhibit 19.6 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              June 30, 1997.               Master Trust Current
                                           Report on Form 8-K
                                           dated July 14, 1997
                                           and incorporated
                                           herein
                                           by reference.

Designation   Description                  Method of Filing
-----------   -----------                  ----------------

Exhibit 99    Selected Information         Filed with this
              relating to the Series       report.
              1994-1 Certificates,
              the Series 1995-1
              Certificates, the Series
              1996-1 Certificates,
              the Series 1996-2
              Certificates and the Series
              1997-1 Certificates.

     (b) Reports on Form 8-K

Date of Report                             Item

April 7, 1997                    Item 5 - Other Events
May 14, 1997                     Item 5 - Other Events
June 17, 1997                    Item 5 - Other Events


                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



August 11, 1997                     By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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


Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1997.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 28, 1997.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1997.

Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1997.

Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1997.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1997.


Exhibit 99          Selected Information relating     12
                    to the Series 1994-1 Certificates,
                    the Series 1995-1 Certificates,
                    the Series 1996-1 Certificates,
                    the Series 1996-2 Certificates,
                    and the Series 1997-1 Certificates.

__________________
* Previously Filed
                                   -11-