Form 10-K
period 1997-12-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1998-03-25
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  _______

                                 FORM 10-K
(Mark One)

XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

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

The Company has registered with the Securities and Exchange
Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 1992-1, 6 7/8% Auto Loan Asset Backed Certificates (the "Series 1992-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1992-2, 7 3/8% Auto
Loan Asset Backed Certificates (the "Series 1992-2 Certificates") in
the initial principal amount of $700,000,000, the Series 1994-1, Floating Rate Auto Loan Asset Backed Certificates (the "1994-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1995-1, 6.50% Auto Loan Asset Backed Certificates (the "1995-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1996-1, 5.50% Auto Loan Asset Backed Certificates (the "1996-1 Certificates") in the initial principal amount of $800,000,000 and the Series 1996-2 Variable Rate Auto Loan Asset Backed Certificates (the "1996-2 Certificates") in the initial principal amount of $960,000,000. In April 1997, the Company sold pursuant to Regulation S under the Act, the Series 1997-1 Floating Rate Auto Loan Asset Backed Certificates (the "Series 1997-1 Certificates") in the initial amount of $750,000,000. The Series 1992-1 Certificates, Series 1992-2
Certificates, Series 1994-1 Certificates, Series 1995-1 Certificates, Series 1996-1 Certificates, Series 1996-2 Certificates and Series 1997-1 were created pursuant to the Series 1992-1 Supplement dated as of December 31, 1991 to the Pooling and Servicing Agreement (the "1992-1 Supplement"), the Series 1992-2 Supplement dated as of March 31, 1992 to the Pooling and Servicing Agreement (the "1992-2 Supplement"), the Series 1994-1 Supplement dated as of June 30, 1994 to the Pooling and Servicing Agreement (the "1994-1 Supplement"), the Series 1995-1 Supplement dated as of June 30, 1995 to the Pooling and Servicing Agreement (the "1995-1 Supplement"), the Series 1996-1 Supplement dated as of December 31, 1995 to the Pooling and Servicing Agreement (the "1996-1 Supplement"), the Series 1996-2 Supplement dated as of December 31, 1995 to the Pooling and Servicing Agreement (the "1996-2 Supplement") and the Series 1997-1 Supplement dated as of March 31, 1997 to the Pooling and Servicing Agreement (the "1997-1 Supplement"), respectively. Each Series of Certificates represents an undivided interest in certain assets of the Trust.
<Page 3>
ITEM 2.  PROPERTIES
-------------------
For information regarding the property of the Trust, see the Pooling and Servicing Agreement and the Current Reports on Form 8-K incorporated by reference herein. For additional information regarding the Certificates, see Exhibit 99.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


                                  PART II.



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 21 Series 1994-1 Certificateholders, 71 Series  1995-1
Certificateholders, 51 Series 1996-1 Certificateholders and 16 Series 1996-2 Certificateholders at February 27, 1998. There is no established public trading market for any of the Certificates. The Series 1992-1 and Series 1992-2 were repurchased from the Trust in 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

<Page 4>                               PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1     Chase Manhattan Bank      $104,425        10.4%
Floating Rate     4 New York Plaza
Auto Loan         13th Floor
Asset Backed      New York, NY  10004
Certificates

Series 1994-1     Citibank N.A.             $244,910        24.5%
Floating Rate     P. O. Box 30576
Auto Loan         Tampa, FL  33630-3576
Asset Backed
Certificates

Series 1994-1     Northern Trust Company    $ 91,200          9.1%
Floating Rate     801 S. Canal C-In
Auto Loan         Chicago, IL  60607
Asset Backed
Certificates

Series 1994-1     SSB-Custodian             $481,035         48.1%
Floating Rate     Global Proxy Unit, A5NW
Auto Loan         P. O. Box 1631
Asset Backed      Boston, MA  02105-1631
Certificates

Series 1995-1     Bank of New York          $139,560        13.9%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ  07094
Certificates

Series 1995-1     Bankers Trust Company     $ 87,070         8.7%
6.50% Auto Loan   c/o BT Services
Asset Backed       Tennessee Inc.
Certificates      648 Grassmere Park Drive
                  Nashville, TN  37211

<Page 5>

ITEM 12. (CONTINUED)


                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Boston Safe Deposit       $ 75,085         7.5%
6.50% Auto Loan    & Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Pittsburgh, PA  15259

Series 1995-1     Bank of Toyko-Mitsubishi  $110,000        11.0%
6.50% Auto Loan    Trust Company (The)
Asset Backed      Trust Operations Dept.
Certificates      Plaza 3, Fifth Floor
                  Harborside Fin'l Ctr.
                  Jersey City, NJ 07311-1904

Series 1995-1     Chase Manhattan Bank,     $150,960        15.1%
6.50% Auto Loan   4 New York Plaza
Asset Backed      13th Floor
Certificates      New York, NY  10004

Series 1995-1     Merrill, Lynch, Pierce,   $ 52,000         5.2%
6.50% Auto Loan    Fenner & Smith, Inc.
Asset Backed      4 Corporate Place
Certificates      Corporate Park 287
                  Piscataway, NJ  08855
<Page 6>
ITEM 12. (CONTINUED)


                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     SSB-Custodian             $194,425        19.4%
6.50% Auto Loan   Global Corporate Action
Asset Backed       Dept.
Certificates      P.O.Box 1631
                  Boston, MA  02105-1631

Series 1996-1     Bankers Trust Company     $113,890        14.2%
5.50% Auto Loan   c/o BT Services
Asset Backed       Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Road
                  Nashville, TN  37211

Series 1996-1     Bank One Trust Company    $101,000        12.6%
5.50% Auto Loan    N.A./Public Employee
Asset Backed       Retirement System
Certificates      277 E. Town Street
                  Columbus, OH  43215

Series 1996-1     Chase Manhattan Bank      $ 72,400         9.1%
5.50% Auto Loan   4 New York Plaza
Asset Backed      13th Floor
Certificates      New York, NY  10004

<Page 7>
ITEM 12. (CONTINUED)


                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1     Prudential Securities     $104,110        13.0%
5.50% Auto Loan    Custody
Asset Backed      c/o ADP Proxy Services
Certificates      Edgewood, NY  11717

Series 1996-1     SSB-Custodian             $102,295        12.8%
5.50% Auto Loan   Global Corp Action Dept.
Asset Backed       JAB5W
Certificates      P. O. Box 1631
                  Boston, MA  02105-1631

Series 1996-2     Bankers Trust Company     $135,000        14.1%
Variable Auto     c/o BT Services
Loan Asset         Tennessee, Inc.
Backed            Custody Services
Certificates      648 Grassmere Park Road
                  Nashville, TN  37211

Series 1996-2     Citibank N.A.             $197,900        20.6%
Variable Auto     P. O. Box 30576
Loan Asset        Tampa, FL  33607
Backed
Certificates

Series 1996-2     SSB-Custodian             $446,245          46.5%
Variable Auto     Global Corp Action Dept.
Loan Asset         JAB5W
Backed            P.O.Box 1631
Certificates      Boston, MA  02105-1631







* As of February 27, 1998
<Page 8>
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Exhibit 4.1  Conformed copy of Pooling  Filed as Exhibit 4.1 to
             and Servicing Agreement    Ford Credit Auto
             dated as of December 31,   Receivables Corporation's
             1991 among Ford Credit     Registration Statement on
             Auto Receivables           Form S-1 (No. 33-47582)
             Corporation, as seller,    and incorporated herein
             Ford Motor Credit Company  by reference.
             as servicer, and The Chase
             Manhattan Bank, as trustee.


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

<Page 9>
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

<Page 10>
ITEM 14.     (Continued)

Designation  Description                Method of Filing
-----------  -----------                -----------------

Exhibit 19.5  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended May 31, 1997.          Master Trust Current
                                           Report on Form 8-K
                                           dated June 17, 1997 and
                                           incorporated herein by
                                           reference.

Exhibit 19.6  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended June 30, 1997.         Master Trust Current
                                           Report on Form 8-K
                                           dated July 14, 1997 and
                                           incorporated herein by
                                           reference.

Exhibit 19.7  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended July 31, 1997          Master Trust Current
                                           Report on Form 8-K
                                           dated August 12, 1997
                                           and incorporated
                                           herein by reference.

Exhibit 19.8  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended August 31, 1997.       Master Trust Current
                                           Report on Form 8-K
                                           dated September 10, 1997
                                           and incorporated herein
                                           by reference.

Exhibit 19.9  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended September 30, 1997.    Master Trust Current
                                           Report on Form 8-K
                                           dated October 14, 1997
                                           and incorporated herein
                                           by reference.
Exhibit 19.10 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended October 31, 1997.      Master Trust Current
                                           Report on Form 8-K
                                           dated November 12, 1997
                                           and incorporated herein
                                           by reference.

<Page 11>
ITEM 14.     (Continued)

Designation  Description                Method of Filing
-----------  -----------                -----------------

Exhibit 19.11 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended November 30, 1997.     Master Trust Current
                                           Report on Form 8-K
                                           dated December 8, 1997
                                           and incorporated herein
                                           by reference.

Exhibit 19.12 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended December 31, 1997.     Master Trust Current
                                           Report on Form 8-K
                                           dated January 13, 1998
                                           and incorporated herein
                                           by reference.

Exhibit 99.1  Selected Information         Filed with this report.
              relating to the Series
              1992-1 Certificates,
              Series 1992-2
              Certificates, Series
              1994-1 Certificates,
              Series 1995-1 Certificates,
              Series 1996-1 Certificates,
              Series 1996-2 Certificates
              and Series 1997-1 Certificates.

<Page 12>
    (b) Reports on Form 8-K

Date of Report                                  Item

October 14, 1997                          Item 5 - Other Events
November 12, 1997                         Item 5 - Other Events
December 8, 1997                          Item 5 - Other Events



                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)





March 25, 1998                      By: /s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)
<Page 13>
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

Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1997.

<Page 14>

Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----


Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1997.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1997.

Exhibit 19.7        Distribution Date Statement       *
                    for Collection Period
                    ended July 31, 1997

Exhibit 19.8        Distribution Date Statement       *
                    for Collection Period
                    ended August 31, 1997.

Exhibit 19.9        Distribution Date Statement       *
                    for Collection Period
                    ended September 30, 1997.

Exhibit 19.10       Distribution Date Statement       *
                    for Collection Period
                    ended October 31, 1997.

Exhibit 19.11       Distribution Date Statement       *
                    for Collection Period
                    ended November 30, 1997.

Exhibit 19.12       Distribution Date Statement       *
                    for Collection Period
                    ended December 31, 1997.

Exhibit 99.1        Selected Information         Filed with this report.
                    relating to the Series
                    1992-1 Certificates,
                    Series 1992-2
                    Certificates, Series
                    1994-1 Certificates,
                    Series 1995-1 Certificates,
                    Series 1996-1 Certificates,
                    Series 1996-2 Certificates
                    and Series 1997-1 Certificates.