Form 10-Q
period 1998-03-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1998-05-12
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 21 Series 1994-1 Certificateholders,  67 Series 1995-1
Certificateholders, 50 Series 1996-1 Certificateholders and 15 1996-2 Certificateholders at April 30, 1998. There is no established public trading market for any of these Certificates. The Series 1997-1
Certificates, sold pursuant to Regulation S under the Act were listed on the Luxembourg and Hong Kong Stock Exchanges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    Chase Manhattan Bank   $113,915         11.4%
Floating Rate     4 New York Plaza
Auto Loan         13th Fl.
Asset Backed      New York, NY 10004
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    CitiBank, N.A.         $244,910         24.5%
Floating Rate     P. O. Box 30576
Auto Loan         Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1994-1,    Northern Trust Co.-    $ 91,200          9.1%
Floating Rate      Trust
Auto Loan         801 S. Canal C-In
Asset Backed      Chicago, IL  60607
Certificates

Series 1994-1,    SSB - Custodian        $481,335         48.1%
5 5/8% Auto Loan  Global Corp Action
Asset Backed        Dept JAB5W
Certificates      P. O. Box 1631
                  Boston, MA 02105-1631

Series 1995-1     Bank of New York       $142,885         14.3%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $101,520         10.2%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      648 Grassmere Park Rd.
                  Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Boston Safe Deposit &  $ 72,765          7.3%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

Series 1995-1     Bank of Tokyo-         $110,000         11.0%
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      Trust Operations Dept.,
                   Plaza 3
                  5th Floor Harborside,
                   Fin'l Center
                  Jersey City, NJ  07311-1904

Series 1995-1     Chase Manhattan Bank   $203,462         20.3%
6.50% Auto Loan   4 New York Plaza
Asset Backed      Proxy Dept. 13th Fl.
Certificates      New York, NY 10004

Series 1995-1     SSB-Custodian          $191,990         19.2%
6.50% Auto Loan   Global Corp Action
Asset Backed       Dept JAB5W
Certificates      P. O. Box 1631
                  Boston, MA 02105-1631

                                      (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1     Bank of New York       $ 44,290          5.5%
5.50% Auto        925 Patterson Plank Rd.
Loan Asset        Secaucus, NJ 07094
Backed
Certificates

Series 1996-1,  Bankers Trust Company    $120,029         15.0%
5.50% Auto      c/o BT Services
Loan Asset        Tennessee, Inc.
Backed          648 Grassmere Park Rd.
Certificates    Nashville, TN  37211


Series 1996-1   Bank One Trust Company   $101,000         12.6%
5.50% Auto        N.A./
Loan Asset      Public Employee
Backed            Retirement System
Certificates    277 E. Town Street
                Columbus, OH  43215

Series 1996-1   Chase Manhattan Bank     $ 77,175          9.6%
5.50% Auto      4 New York Plaza
Loan Asset      13th Fl.
Backed          New York, NY 10004
Certificates

Series 1996-1   Prudential Securities    $104,110         13.0%
5.50% Auto       Custody Incorporated
Loan Asset      51 Mercedes Way
Backed          Edgewood, NY 10717
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1   SSB-Custodian            $ 99.670         12.5%
5.50% Auto      Global Corp Action
Loan Asset       Dept JAB5W
Backed          P.P. Box 1631
Certificates    Boston, MA  02105-1631

Series 1996-2   Bankers Trust Company    $145,000         15.1%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    648 Grassmere Park Rd.
Certificates    Nashville, TN  37211


Series 1996-2   Citibank, N.A.           $197,900         20.6%
Floating Rate   P.O. Box 30576
Auto Loan       Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1996-2   SSB-Custodian            $421,245         43.9%
Floating Rate   P. O. Box 1631
Auto Loan       Boston, MA  02105-1631
Asset Backed
Certificates




* As of April 30, 1998

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

Designation   Description                  Method of Filing
-----------   -----------                  -----------------
Exhibit 19.1  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended January 31, 1998.      Master Trust Current
                                           Report on Form 8-K
                                           dated February 19, 1998
                                           and incorporated
                                           herein by reference.

Exhibit 19.2 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              February 28, 1998.           Master Trust Current
                                           Report on Form 8-K
                                           dated March 23, 1998
                                           and incorporated
                                           herein by reference.

Exhibit 19.3 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              March 31, 1998.              Master Trust Current
                                           Report on Form 8-K
                                           dated April 7, 1998
                                           and incorporated
                                           herein
                                           by reference.

Exhibit 99    Selected Information         Filed with this
              relating to the Series       report.
              1994-1 Certificates,
              the Series 1995-1
              Certificates, the Series
              1996-1 Certificates,
              the Series 1996-2
              Certificates and the Series
              1997-1 Certificates.

     (b) Reports on Form 8-K

Date of Report                             Item

January 13, 1998                     Item 5 - Other Events
February 19, 1998                    Item 5 - Other Events
March 23, 1998                       Item 5 - Other Events


                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



May 12, 1998                   By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1998.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 28, 1998.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1998.


Exhibit 99          Selected Information relating
                    to the Series 1994-1 Certificates,
                    the Series 1995-1 Certificates,
                    the Series 1996-1 Certificates,
                    the Series 1996-2 Certificates,
                    and the Series 1997-1 Certificates.

__________________
* Previously Filed
                                   -11-