Form 10-Q
period 1998-06-30
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1998-08-07
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There   were   16   Series   1994-1   Certificateholders,   68   Series   1995-1
Certificateholders, 51 Series 1996-1 Certificateholders and 14 1996-2 Certificateholders at July 20, 1998. There is no established public trading market for any of these Certificates. The Series 1997-1 Certificates, sold pursuant to Regulation S under the Act were listed on the Luxembourg and Hong Kong Stock Exchanges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    Chase Manhattan Bank   $112,425         11.2%
Floating Rate     4 New York Plaza
Auto Loan         13th Fl.
Asset Backed      New York, NY 10004
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    CitiBank, N.A.         $244,110         24.4%
Floating Rate     P. O. Box 30576
Auto Loan         Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1994-1,    Northern Trust Co.-    $ 90,665          9.1%
Floating Rate      Trust
Auto Loan         801 S. Canal C-In
Asset Backed      Chicago, IL  60607
Certificates

Series 1994-1,    SSB - Custodian        $481,035         48.1%
5 5/8% Auto Loan  Global Corp Action
Asset Backed        Dept JAB5W
Certificates      P. O. Box 1631
                  Boston, MA 02105-1631

Series 1995-1     Bank of New York       $181,530         18.1%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $105,584         10.5%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      648 Grassmere Park Rd.
                  Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Boston Safe Deposit &  $ 90,519          9.0%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

Series 1995-1     Bank of Tokyo-         $110,000         11.0%
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      Trust Operations Dept.,
                   Plaza 3
                  5th Floor Harborside,
                   Fin'l Center
                  Jersey City, NJ  07311-1904

Series 1995-1     Chase Manhattan Bank   $176,448         17.6%
6.50% Auto Loan   4 New York Plaza
Asset Backed      Proxy Dept. 13th Fl.
Certificates      New York, NY 10004

Series 1995-1     SSB-Custodian          $155,352         15.5%
6.50% Auto Loan   Global Corp Action
Asset Backed       Dept JAB5W
Certificates      P. O. Box 1631
                  Boston, MA 02105-1631

                                      (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1     Bank of New York       $ 47,790          6.0%
5.50% Auto        925 Patterson Plank Rd.
Loan Asset        Secaucus, NJ 07094
Backed
Certificates

Series 1996-1,  Bankers Trust Company    $113,184         14.1%
5.50% Auto      c/o BT Services
Loan Asset        Tennessee, Inc.
Backed          648 Grassmere Park Rd.
Certificates    Nashville, TN  37211


Series 1996-1   Bank One Trust Company   $101,000         12.6%
5.50% Auto        N.A./
Loan Asset      Public Employee
Backed            Retirement System
Certificates    277 E. Town Street
                Columbus, OH  43215

Series 1996-1   Boston Safe Deposit and  $ 54,495          6.8%
5.50% Auto       Trust Company
Loan Asset      c/o Mellon Bank N.A.
Backed          Three Mellon Bank Center
Certificates    Room 153-3015
                Pittsburgh, PA  15259

Series 1996-1   Chase Manhattan Bank     $ 71,050          8.9%
5.50% Auto      4 New York Plaza
Loan Asset      13th Fl.
Backed          New York, NY 10004
Certificates

Series 1996-1   Northern Trust Company   $ 40,110          5.0%
5.50% Auto      801 S. Canal C-In
Loan Asset      Chicago, IL  60607
Backed
Certificates

Series 1996-1   Prudential Securities    $104,110         13.0%
5.50% Auto       Custody Incorporated
Loan Asset      51 Mercedes Way
Backed          Edgewood, NY 10717
Certificates

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1   SSB-Custodian            $104,820         13.1%
5.50% Auto      Global Corp Action
Loan Asset       Dept JAB5W
Backed          P.P. Box 1631
Certificates    Boston, MA  02105-1631

Series 1996-2   Bankers Trust Company    $145,000         15.1%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    648 Grassmere Park Rd.
Certificates    Nashville, TN  37211


Series 1996-2   Citibank, N.A.           $197,900         20.6%
Floating Rate   P.O. Box 30576
Auto Loan       Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1996-2   SSB-Custodian            $421,245         43.9%
Floating Rate   P. O. Box 1631
Auto Loan       Boston, MA  02105-1631
Asset Backed
Certificates




* As of July 20, 1998

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.


                                  PART IV.


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K


   (a)3.     Exhibits

Designation   Description                 Method of Filing
-----------   -----------                 ----------------

Exhibit 3.1   Restated Certificate of     Filed as Exhibit 3.1 to
              Incorporation of Ford       Ford Credit Auto
              Credit Auto Receivables     Receivables
              Corporation.                Corporation's
                                          Registration Statementon   Form
                                          S-1(No.33-44432) and incorporated
                                          herein by reference.

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

Exhibit 4.1   Conformed copy of Pooling   Filed as Exhibit 4.1 to
              and Servicing Agreement     Ford Credit Auto
              dated as of December 31,    Receivables
              1991 among Ford Credit      Corporation's
              Auto Receivables            Registration Statement
              Corporation, as seller,     on Form S-1(No.33-47582)
              Ford Motor Credit Company   and incorporated herein
              as servicer, and The Chase  by reference.
              Manhattan Bank, as
              successor trustee.

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

Exhibit 19.4  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended April 30, 1998.        Master Trust Current
                                           Report on Form 8-K dated May 12,
                                           1998 and incorporated herein by
                                           reference.

Exhibit 19.5  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              May 31, 1998.                Master Trust Current
                                           Report  on Form 8-K dated June 8,
                                           1998  and incorporated herein by
                                           reference.

Exhibit 19.6  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              June 30, 1998.               Master Trust Current
                                           Report on Form 8-K dated July 13,
                                           1998  and incorporated herein by
                                           reference.

Exhibit 99    Selected  Information        Filed with this report.
              relating to the Series
              1994-1 Certificates,
              the Series 1995-1
              Certificates, the Series
              1996-1 Certificates,
              the Series 1996-2
              Certificates and the Series
              1997-1 Certificates.

     (b) Reports on Form 8-K

Date of Report                             Item

April 30, 1998                      Item 5 - Other Events
May 31, 1998                        Item 5 - Other Events
June 30, 1998                       Item 5 - Other Events


                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Ford Credit Auto Loan Master Trust
                                       (Registrant)



August 7, 1998                   By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

                              EXHIBIT INDEX
Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----
Exhibit 3.1         Restated Certificate of           *
                    Incorporation of Ford Credit
                    Auto Receivables Corporation.

Exhibit 3.2         By-Laws of Ford Credit Auto       *
                    Receivables Corporation.

Exhibit 4.1         Conformed copy of Pooling and     *
                    Servicing Agreement dated as
                    of December 31, 1991 among
                    Ford Credit Auto Receivables
                    Corporation, as seller, Ford
                    Motor Credit Company, as
                    servicer, and The Chase
                    Manhattan Bank, as successor
                    trustee.

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1998.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 28, 1998.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1998.


Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1998.

Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1998.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1998.

Exhibit 99          Selected Information relating
                    to the Series 1994-1 Certificates,
                    the Series 1995-1 Certificates,
                    the Series 1996-1 Certificates,
                    the Series 1996-2 Certificates,
                    and the Series 1997-1 Certificates.

------------------
* Previously Filed
                                   -11-