Form 10-Q
period 1998-09-30
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1998-10-29
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

In 1994, the Company registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, (the "Act") and sold to the general public the Floating Rate Auto Loan Asset Backed Certificates (the "1994-1 Certificates") in the initial principal amount of $1,000,000,000. In 1995, the Company registered with the Commission under the Act and sold to the general public the Series 1995-1, 6.50% Auto Loan Asset Backed Certificates (the "Series 1995-1 Certificates") in the initial principal amount of $1,000,000,000. In 1996, the Company registered with the Commission under the Act and sold to the general public the 1996-1, 5.50% Auto Loan Asset Backed Certificates (the "Series 1996-1 Certificates") in the initial amount of $800,000,000 and the Series 1996-2, Floating
Rate Auto Loan Asset Backed Certificates (the 1996-2 Certificates") in the initial amount of $960,000,000. In April 1997, the Company sold pursuant to Regulation S under the Act, the Series 1997-1 Floating Rate
Auto Loan Asset Backed Certificates (the "Series 1997-1 Certificates") in the initial amount of $750,000,000. The Series 1994-1 Certificates, the Series 1995-1 Certificates, the Series 1996-1 Certificates, the Series 1996-2 Certificates and the Series 1997-1 Certificates were created pursuant to the Series 1994-1 Supplement dated as of June 30, 1994 to the Pooling and Servicing Agreement (the "1994-1 Supplement"), the Series 1995-1 Supplement dated as of June 30, 1995 to the Pooling and Servicing Agreement (the "1995-1 Supplement"), the Series 1996-1 Supplement dated December 31, 1995 to the Pooling and Servicing Agreement (the "1996-1 Supplement"), the Series 1996-2 Supplement dated December 31, 1995 to the Pooling and Servicing Agreement (the "1996-2 Supplement"), and the
Series 1997-1 Supplement dated as of March 31, 1997 to the Pooling and Servicing Agreement(the "1997-1 Supplement"), respectively. Each
Series of Certificates represents an undivided interest in certain assets of the Trust.

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

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 16 Series 1994-1 Certificateholders,  65 Series 1995-1
Certificateholders, 48 Series 1996-1 Certificateholders and 13 1996-2 Certificateholders at October 23, 1998. There is no established public trading market for any of these Certificates. The Series 1997-1
Certificates, sold pursuant to Regulation S under the Act, were listed on the Luxembourg and Hong Kong Stock Exchanges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    Chase Manhattan Bank   $119,405         11.9%
Floating Rate     4 New York Plaza
Auto Loan         Proxy Dept. 13th Fl.
Asset Backed      New York, NY 10004
Certificates

Series 1994-1     Boston Safe Deposit    $167,345         16.7%
Floating Rate     and Trust Company
Auto Loan         4 New York Plaza
Asset Backed      13th Floor
Certificates      New York, NY  100004

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    CitiBank, N.A.         $164,910         16.5%
Floating Rate     P. O. Box 30576
Auto Loan         Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1994-1,    State Street Bank      $486,835         48.7%
Floating Rate     P. O. Box 1631
Auto Loan         Boston, MA 02105-1631
Asset Backed
Certificates

Series 1995-1     Bank of New York       $ 93,948          9.4%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $110,452         11.0%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Dr.
                  Nashville, TN  37211

Series 1995-1     Boston Safe Deposit &  $106,213         10.6%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Bank of Tokyo-         $110,000         11.0%
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      Trust Operations
                   Dept Plaza 3
                  5th Floor Harborside
                  Fin'l Ctr
                  Jersey City, NJ 07311-1904

Series 1995-1     Chase Manhattan Bank   $272,532         27.3%
6.50% Auto Loan   4 New York Plaza
Asset Backed      13th Fl.
Certificates      New York, NY 10004

Series 1995-1     State Street Bank and  $125,533         12.6%
6.50% Auto Loan    Trust Company
Asset Backed      P. O. Box 1631
Certificates      Boston, MA 02105-1631

Series 1996-1,  Bankers Trust Company    $115,284         14.4%
5.50% Auto      c/o BT Services
Loan Asset        Tennessee, Inc.
Backed          Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-1   Bank One Trust Company   $101,000         12.6%
5.50% Auto        N.A./
Loan Asset      Public Employee
Backed            Retirement System
Certificates    277 E. Town Street
                Columbus, OH  43215

                                      (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1   Boston Safe Deposit &    $ 96,220         12.0%
5.50% Auto       Trust Co.
Loan Asset      c/o Mellon Bank N.A.
Backed          Three Mellon Bank Center
Certificates    Room 153-3015
                Pittsburgh, PA 15259

Series 1996-1   Chase Manhattan Bank     $ 73,250          9.2%
5.50% Auto      4 New York Plaza
Loan Asset      13th Fl.
Backed          New York, NY 10004
Certificates

Series 1996-1   Prudential Securities    $104,110         13.0%
5.50% Auto       Custody
Loan Asset      c/o ADP Proxy Services
Backed          51 Mercedes Way
Certificates    Edgewood, NY 11717

Series 1996-1   State Street Bank and    $110,050         13.8%
5.50% Auto       Trust Company
Loan Asset      P.O. Box 1631
Backed          Boston, MA  02105-1631
Certificates

Series 1996-2   Bankers Trust Company    $171,500         17.9%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-2   Chase Manhattan Bank     $ 49,125          5.1%
Floating Rate   4 New York Plaza
Auto Loan       13th Floor
Asset Backed    New York, NY 10004
Certificates

Series 1996-2   Citibank, N.A.           $221,900         23.1%
Floating Rate   P.O. Box 30576
Auto Loan       Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1996-2   SSB-Custodian            $396,245         41.2%
Floating Rate   P.O. Box 1631
Auto Loan       Boston, MA  02105-163
Asset Backed    1
Certificates




* As of October 23, 1998


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

Exhibit 19.5 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              May 31, 1998.                Master Trust Current
                                           Report on Form 8-K
                                           dated May 31, 1998
                                           and incorporated
                                           herein by reference.

Exhibit 19.6 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              June 30, 1998.               Master Trust Current
                                           Report on Form 8-K
                                           dated June 30, 1998
                                           and incorporated
                                           herein
                                           by reference.

Designation   Description                  Method of Filing
-----------   -----------                  ----------------

Exhibit 19.7 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              July 31, 1998.               Master Trust Current
                                           Report on Form 8-K
                                           dated July 31, 1998
                                           and incorporated
                                           herein
                                           by reference.

Exhibit 19.8 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              August 31, 1998.             Master Trust Current
                                           Report on Form 8-K
                                           dated August 31, 1998
                                           and incorporated
                                           herein
                                           by reference.

Exhibit 19.9 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              September 30, 1998.          Master Trust Current
                                           Report on Form 8-K
                                           dated September 30, 1998
                                           and incorporated
                                           herein
                                           by reference.

Exhibit 99    Selected Information         Filed with this
              relating to the Series       report.
              1994-1 Certificates,
              the Series 1995-1
              Certificates, the Series
              1996-1 Certificates,
              the Series 1996-2
              Certificates and the Series
              1997-1 Certificates.

     (b) Reports on Form 8-K

Date of Report                             Item

June 30, 1998                    Item 5 - Other Events
July 31, 1998                    Item 5 - Other Events
August 31, 1998                  Item 5 - Other Events
September 30, 1998               Item 5 - Other Events

                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



October 29, 1998                    By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1998.

Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1998.

Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1998.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1998.

Exhibit 19.7        Distribution Date Statement       *
                    for Collection Period
                    ended July 31, 1998.

Exhibit 19.8        Distribution Date Statement       *
                    for Collection Period
                    ended August 31, 1998.

Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----

Exhibit 19.9        Distribution Date Statement       *
                    for Collection Period
                    ended September 30, 1998.

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