Form 10-K
period 1998-12-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1999-03-26
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  _______

                                 FORM 10-K
(Mark One)

XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998

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


                                  PART II.



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 14 Series 1994-1 Certificateholders, 61 Series  1995-1
Certificateholders, 47 Series 1996-1 Certificateholders and 13 Series 1996-2 Certificateholders at February 19, 1999. There is no established public trading market for any of the Certificates. The Series 1992-1 and Series 1992-2 were repurchased from the Trust in 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

<Page 4>                               PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1     Boston Safe Deposit and   $198,885        19.9%
Floating Rate      Trust Company
Auto Loan         c/o Mellon Bank N.A.
Asset Backed      Three Mellon Bank Center
Certificates      Pittsburgh, PA 15259

Series 1994-1     Chase Manhattan Bank      $120,405        12.0%
Floating Rate     4 New York Plaza
Auto Loan         13th Floor
Asset Backed      New York, NY  10004
Certificates

Series 1994-1     Citibank N.A.             $199,910        20.0%
Floating Rate     P. O. Box 30576
Auto Loan         Tampa, FL  33630-3576
Asset Backed
Certificates

Series 1994-1     State Street Bank and     $386,835         38.7%
Floating Rate      Trust Company
Auto Loan         Global Corp Action Dept JAB5W
Asset Backed      P.P. Box 1631
Certificates      Boston, MA  02105-1631

Series 1995-1     Bank of New York          $108,235        10.8%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ  07094
Certificates

Series 1995-1     Bankers Trust Company     $ 97,545         9.7%
6.50% Auto Loan   c/o BT Services
Asset Backed       Tennessee Inc.
Certificates      648 Grassmere Park Drive
                  Nashville, TN  37211

<Page 5>

ITEM 12. (CONTINUED)


                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Boston Safe Deposit       $ 97,340         9.7%
6.50% Auto Loan    & Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Pittsburgh, PA  15259

Series 1995-1     Bank of Toyko-Mitsubishi  $110,000        11.0%
6.50% Auto Loan    Trust Company (The)
Asset Backed      Trust Operations Dept.
Certificates      Plaza 3, Fifth Floor
                  Harborside Fin'l Ctr.
                  Jersey City, NJ 07311-1904

Series 1995-1     Chase Manhattan Bank,     $274,132        27.4%
6.50% Auto Loan   4 New York Plaza
Asset Backed      13th Floor
Certificates      New York, NY  10004

Series 1995-1     State Street Bank and      $121,220        12.1%
6.50% Auto Loan    Trust Company
Asset Backed      Global Corp Action Dept JAB5W
Certificates      P.P.Box 1631
                  Boston, MA  02105-1631

<Page 6>
ITEM 12. (CONTINUED)


                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1     Bankers Trust Company     $104,854        13.1%
5.50% Auto Loan   c/o BT Services
Asset Backed       Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Road
                  Nashville, TN  37211

Series 1996-1     Boston Safe Deposit       $199,045        24.9%
5.50% Auto Loan    & Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Pittsburgh, PA  15259

Series 1996-1     Prudential Securities     $104,110        13.0%
5.50% Auto Loan    Custody
Asset Backed      c/o ADP Proxy Services
Certificates      Edgewood, NY  11717

Series 1996-1     State Street Bank and      $121,870        15.2%
5.50% Auto Loan   Global Corp Action Dept.
Asset Backed       JAB5W
Certificates      P. O. Box 1631
                  Boston, MA  02105-1631

<Page 7>
ITEM 12. (CONTINUED)


                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-2     Bankers Trust Company     $171,500        17.9%
Variable Auto     c/o BT Services
Loan Asset         Tennessee, Inc.
Backed            Custody Services
Certificates      648 Grassmere Park Road
                  Nashville, TN  37211

Series 1996-2     Chase Manhattan Bank       $ 72,725        7.6%
Variable Auto     4 New York Plaza
Loan Asset        13th Floor
Backed            New York, NY 10004
Certificates

Series 1996-2     Citibank N.A.             $221,900        23.1%
Variable Auto     P. O. Box 30576
Loan Asset        Tampa, FL  33607
Backed
Certificates

Series 1996-2     State Street Bank and     $396,245        41.3%
Variable Auto      Trust Company
Loan Asset        Global Corp Action Dept. JAB5W
Backed            P.O.Box 1631
Certificates      Boston, MA  02105-1631







* As of February 19, 1999
<Page 8>
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Exhibit 19.4 Distribution Date Statement  Filed as Exhibit 19 to
             for Collection Period        Ford Credit Auto Loan
             ended April 30, 1998.        Master Trust Current
                                          Report on Form 8-K
                                          dated April 30, 1998 and
                                          incorporated herein by
                                          reference.


Exhibit 19.5  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended May 31, 1998.          Master Trust Current
                                           Report on Form 8-K
                                           dated May 31, 1998 and
                                           incorporated herein by
                                           reference.

<Page 10>
ITEM 14.     (Continued)

Designation  Description                Method of Filing
-----------  -----------                -----------------
Exhibit 19.6  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended June 30, 1998.         Master Trust Current
                                           Report on Form 8-K
                                           dated June 30, 1998 and
                                           incorporated herein by
                                           reference.

Exhibit 19.7  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended July 31, 1998          Master Trust Current
                                           Report on Form 8-K
                                           dated July 31, 1998
                                           and incorporated
                                           herein by reference.

Exhibit 19.8  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended August 31, 1998.       Master Trust Current
                                           Report on Form 8-K
                                           dated August 31, 1998
                                           and incorporated herein
                                           by reference.

Exhibit 19.9  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended September 30, 1998.    Master Trust Current
                                           Report on Form 8-K
                                           dated September 30, 1998
                                           and incorporated herein
                                           by reference.
Exhibit 19.10 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended October 31, 1998.      Master Trust Current
                                           Report on Form 8-K
                                           dated October 31, 1998
                                           and incorporated herein
                                           by reference.

<Page 11>
ITEM 14.     (Continued)

Designation  Description                Method of Filing
-----------  -----------                -----------------
Exhibit 19.11 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended November 30, 1998.     Master Trust Current
                                           Report on Form 8-K
                                           dated November 30, 1998
                                           and incorporated herein
                                           by reference.

Exhibit 19.12 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended December 31, 1998.     Master Trust Current
                                           Report on Form 8-K
                                           dated December 31, 1998
                                           and incorporated herein
                                           by reference.

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

<Page 12>
    (b) Reports on Form 8-K

Date of Report                                  Item

October 31, 1998                          Item 5 - Other Events
November 30, 1998                         Item 5 - Other Events
December 31, 1998                          Item 5 - Other Events



                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)





March 26, 1999                      By: /s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)
<Page 13>
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

Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1998.

<Page 14>

Exhibit
Number              Description of Exhibit            Page
--------            ----------------------            ----
Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1998.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1998.

Exhibit 19.7        Distribution Date Statement       *
                    for Collection Period
                    ended July 31, 1998

Exhibit 19.8        Distribution Date Statement       *
                    for Collection Period
                    ended August 31, 1998.

Exhibit 19.9        Distribution Date Statement       *
                    for Collection Period
                    ended September 30, 1998.

Exhibit 19.10       Distribution Date Statement       *
                    for Collection Period
                    ended October 31, 1998.

Exhibit 19.11       Distribution Date Statement       *
                    for Collection Period
                    ended November 30, 1998.

Exhibit 19.12       Distribution Date Statement       *
                    for Collection Period
                    ended December 31, 1998.

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