Form 10-Q
period 1999-03-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1999-05-10
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 21 Series 1994-1 Certificateholders,  67 Series 1995-1
Certificateholders, 50 Series 1996-1 Certificateholders and 15 1996-2 Certificateholders at April 21, 1999. There is no established public trading market for any of these Certificates. The Series 1997-1
Certificates, sold pursuant to Regulation S under the Act were listed on the Luxembourg and Hong Kong Stock Exchanges.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.                  -3-

                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1994-1,    Boston Safe Deposit    $213,885         21.4%
Floating Rate      & Trust co.
Auto Loan         c/o Mellon Bank N.A.
Asset Backed      Three Mellon Bank Center
Certificates      Pittsburgh, PA  15259

Series 1994-1,    Chase Manhattan Bank   $120,405         12.4%
Floating Rate     4 New York Plaza
Auto Loan         13th Fl.
Asset Backed      New York, NY 10004
Certificates

Series 1994-1,    CitiBank, N.A.         $199,910         20.0%
Floating Rate     P. O. Box 30576
Auto Loan         Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1994-1,    State Street Bank &    $386,835         38.7%
Floating Rate      Trust Co.
Auto Loan         1776 Heritage Drive
Asset Backed      Global Corp Action Unit
Certificates       JAB 5NW
                  No. Quincy, MA  02171

Series 1995-1     Bank of New York       $113,935         11.4%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $ 88,845          8.9%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      648 Grassmere Park Rd.
                  Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Boston Safe Deposit &  $105,345         10.5%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

Series 1995-1     Bank of Tokyo-         $110,000         11.0%
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      Trust Operations Dept.,
                   Plaza 3
                  5th Floor Harborside,
                   Fin'l Center
                  Jersey City, NJ  07311-1904

Series 1995-1     Chase Manhattan Bank   $275,332         27.5%
6.50% Auto Loan   4 New York Plaza
Asset Backed      Proxy Dept. 13th Fl.
Certificates      New York, NY 10004

Series 1995-1     State Street Bank &    $127,220         12.7%
6.50% Auto Loan    Trust Co.
Asset Backed      Global Corporate Action
Certificates       Unit JAB 5NW
                  No. Quincy, MA 02171

Series 1996-1     ABN AMRO Inc./Bond     $ 89,110         11.1%
5.50% Auto         Trading
Loan Asset        181 W. Madison
Backed            Chicago, IL  60603
Certificates

Series 1996-1,  Bankers Trust Company    $105,444         13.2%
5.50% Auto      c/o BT Services
Loan Asset        Tennessee, Inc.
Backed          648 Grassmere Park Rd.
Certificates    Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
-------------   --------------------  --------------    --------
Series 1996-1   Boston Safe Deposit      $202,045         25.3%
5.50% Auto       & Trust co.
Loan Asset      c/o Mellon Bank N.A.
Backed          Three Mellon Bank Center
Certificates    Pittsburgh, PA  155259


Series 1996-1   Chase Manhattan Bank     $ 79,010          9.9%
5.50% Auto      4 New York Plaza
Loan Asset      13th Fl.
Backed          New York, NY 10004
Certificates




Series 1996-1   State Street Bank &      $143,370         17.9%
5.50% Auto       Trust Co.
Loan Asset      1776 Heritage Dr.
Backed          Global Corp. Action Unit
Certificates     JAB 5NW
                No. Quincy, MA  02171

Series 1996-2   Bankers Trust Company    $175,875         18.3%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    648 Grassmere Park Rd.
Certificates    Nashville, TN  37211


Series 1996-2   Chase Manhattan Bank     $ 72,725          7.6%
5.50% Auto      4 New York Plaza
Loan Asset      13th Fl.
Backed          New York, NY 10004
Certificates

Series 1996-2,    CitiBank, N.A.         $221,900         23.1%
Floating Rate     P. O. Box 30576
Auto Loan         Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1996-2   SSB-Custodian            $391,870         40.8%
Floating Rate   P. O. Box 1631
Auto Loan       Boston, MA  02105-1631
Asset Backed
Certificates




* As of April 21, 1999

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


Exhibit 19.1  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended January 31, 1999.      Master Trust Current
                                           Report on Form 8-K
                                           dated January 31, 1999
                                           and incorporated
                                           herein by reference.

Exhibit 19.2 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              February 28, 1999.           Master Trust Current
                                           Report on Form 8-K
                                           dated February 28, 1999
                                           and incorporated
                                           herein by reference.

Designation   Description                  Method of Filing
-----------   -----------                  -----------------

Exhibit 19.3 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              March 31, 1999.              Master Trust Current
                                           Report on Form 8-K
                                           dated March 31, 1999
                                           and incorporated
                                           herein
                                           by reference.

Exhibit 99    Selected Information         Filed with this
              relating to the Series       report.
              1994-1 Certificates,
              the Series 1995-1
              Certificates, the Series
              1996-1 Certificates,
              the Series 1996-2
              Certificates and the Series
              1997-1 Certificates.


     (b) Reports on Form 8-K

Date of Report                             Item

January 31, 1999                     Item 5 - Other Events
February 28, 1999                    Item 5 - Other Events
March 31, 1999                       Item 5 - Other Events


                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



May 10, 1999                   By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 1999.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 28, 1999.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1999.


Exhibit 99          Selected Information relating
                    to the Series 1994-1 Certificates,
                    the Series 1995-1 Certificates,
                    the Series 1996-1 Certificates,
                    the Series 1996-2 Certificates,
                    and the Series 1997-1 Certificates.

__________________
* Previously Filed