Form 10-Q
period 1999-06-30
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1999-08-03
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

In 1994, the Company registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, (the "Act") and sold to the general public the Floating Rate Auto Loan Asset Backed Certificates (the "1994-1 Certificates") in the initial principal amount of $1,000,000,000. In 1995, the Company registered with the Commission under the Act and sold to the general public the Series 1995-1, 6.50% Auto Loan Asset Backed Certificates (the "Series 1995-1 Certificates") in the initial principal amount of $1,000,000,000. In 1996, the Company registered with the Commission under the Act and sold to the general public the 1996-1, 5.50% Auto Loan Asset Backed Certificates (the "Series 1996-1 Certificates") in the initial amount of $800,000,000 and the Series 1996-2, Floating Rate Auto Loan Asset Backed Certificates (the 1996-2 Certificates") in the initial amount of $960,000,000. In April 1997, the Company sold pursuant to Regulation S under the Act, the Series 1997-1 Floating Rate Auto Loan Asset Backed Certificates (the "Series 1997-1 Certificates") in the initial amount of $750,000,000. The Series 1994-1 Certificates, the Series 1995-1 Certificates, the Series 1996-1 Certificates, the Series 1996-2 Certificates and the Series 1997-1 Certificates were created pursuant to the Series 1994-1 Supplement dated as of June 30, 1994 to the Pooling and Servicing Agreement (the "1994-1 Supplement"), the Series 1995-1 Supplement dated as of June 30, 1995 to the Pooling and Servicing Agreement (the "1995-1 Supplement"), the Series 1996-1 Supplement dated December 31, 1995 (the "1996-1 Supplement") and the Series 1996-2 Supplement dated December 31, 1995 (the "1996-2 Supplement"), and the Series 1997-1 Supplement dated as of March 31, 1997 to the Pooling and Servicing Agreement(the "1997-1 Supplement"), respectively. Each Series of Certificates represents an undivided interest in certain assets of the Trust.
                                     -2-

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

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There   were   0   Series   1994-1   Certificateholders,    59   Series   1995-1
Certificateholders, 46 Series 1996-1 Certificateholders and 12 1996-2 Certificateholders at July 30, 1999. There is no established public trading market for any of these Certificates. The Series 1997-1 Certificates, sold pursuant to Regulation S under the Act were listed on the Luxembourg and Hong Kong Stock Exchanges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Bank of New York       $106,310         10.6%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $ 81,945          8.2%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      648 Grassmere Park Rd.
                  Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Boston Safe Deposit &  $114,625         11.5%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

Series 1995-1     Bank of Tokyo-         $110,000         11.0%
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      Trust Operations Dept.,
                   Plaza 3
                  5th Floor Harborside,
                   Fin'l Center
                  Jersey City, NJ  07311-1904

Series 1995-1     Chase Manhattan Bank   $269,282         26.9%
6.50% Auto Loan   4 New York Plaza
Asset Backed      Proxy Dept. 13th Fl.
Certificates      New York, NY 10004

Series 1995-1     State Street Bank &    $109,820         11.0%
6.50% Auto Loan    Trust Company
Asset Backed       1776 Heritage Dr.
Certificates      Unit JAB 5NW
                  No. Quincy, MA 02171

                                      (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1     Bank of New York       $ 75,750          9.5%
5.50% Auto        925 Patterson Plank Rd.
Loan Asset        Secaucus, NJ 07094
Backed
Certificates

Series 1996-1,  Bankers Trust Company    $112,059         14.0%
5.50% Auto      c/o BT Services
Loan Asset        Tennessee, Inc.
Backed          648 Grassmere Park Rd.
Certificates    Nashville, TN  37211

Series 1996-1   Boston Safe Deposit and  $152,690         19.1%
5.50% Auto       Trust Company
Loan Asset      c/o Mellon Bank N.A.
Backed          Three Mellon Bank Center
Certificates    Room 153-3015
                Pittsburgh, PA  15259

Series 1996-1   Chase Manhattan Bank     $ 74,275          9.3%
5.50% Auto      4 New York Plaza
Loan Asset      13th Fl.
Backed          New York, NY 10004
Certificates

Series 1996-1   Prudential Securities    $ 89,110         11.1%
5.50% Auto       Custody Incorporated
Loan Asset      % ADP Proxy Services Custody
Backed          51 Mercedes Way
Certificates    Edgewood, NY 10717

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-1   State Street Bank &      $154,885         19.4%
5.50% Auto       Trust Company
Loan Asset      1776 Heritage Dr.
Backed          Unit JAB 5NW
Certificates    No. Quincy, MA  02171

Series 1996-2   Bankers Trust Company    $144,375         15.0%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    648 Grassmere Park Rd.
Certificates    Nashville, TN  37211

Series 1996-2   Chase Manhattan Bank     $ 73,625          7.7%
Floating Rate   4 New York Plaza
Auto Loan       13th Floor
Asset Backed    New York, NY  10004
Certificates


Series 1996-2   Citibank, N.A.           $221,900         23.1%
Floating Rate   P.O. Box 30576
Auto Loan       Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1996-2   Northern Trust           $ 51,500          5.4%
Floating Rate   801 S. Canal C-In
Auto Loan       Chicago, IL 60607
Asset Backed
Certificates

Series 1996-2   State Street Bank &      $391,870         40.8%
Floating Rate    Trust Company
Auto Loan       1776 Heritage Dr.
Asset Backed    Unit JAB 5NW
Certificates    No. Quincy, MA 02171




* As of July 30, 1999

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

Exhibit 19.4  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              April 30, 1999.              Master Trust Current
                                           Report  on Form 8-K  dated  April 30,
                                           1999  and   incorporated   herein  by
                                           reference.

Exhibit 19.5  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              May 31, 1999.                Master Trust Current
                                           Report on Form 8-K dated May 31, 1999
                                           and incorporated herein by reference.

Exhibit 19.6  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              June 30, 1999.               Master Trust Current
                                           Report  on Form  8-K  dated  June 30,
                                           1999  and   incorporated   herein  by
                                           reference.

Exhibit 99    Selected  Information        Filed with this report.
              relating to the Series
              1994-1 Certificates,
              the Series 1995-1
              Certificates, the Series
              1996-1 Certificates, the
              Series 1996-2 Certificates
              and the Series
              1997-1 Certificates.

     (b) Reports on Form 8-K

Date of Report                             Item

April 30, 1999                       Item 5 - Other Events
May 31, 1999                         Item 5 - Other Events
June 30, 1999                        Item 5 - Other Events


                           SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



August 3, 1999                   By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 19.1        Distribution Date Statement        *
                    for Collection Period
                    ended January 31, 1999.

Exhibit 19.2        Distribution Date Statement        *
                    for Collection Period
                    ended February 28, 1999.

Exhibit 19.3        Distribution Date Statement        *
                    for Collection Period
                    ended March 31, 1999.


Exhibit 19.4        Distribution Date Statement        *
                    for Collection Period
                    ended April 30, 1999.

Exhibit 19.5        Distribution Date Statement        *
                    for Collection Period
                    ended May 31, 1999.

Exhibit 19.6        Distribution Date Statement        *
                    for Collection Period
                    ended June 30, 1999.

Exhibit 99          Selected Information relating
                    to the Series 1994-1 Certificates,
                    the Series 1995-1 Certificates,
                    the Series 1996-1 Certificates,
                    the Series 1996-2 Certificates,
                    and the Series 1997-1 Certificates.

------------------
* Previously Filed
                                   -10-