Form 10-Q
period 1999-09-30
FORD CREDIT AUTO LOAN MASTER TRUST
filed 1999-11-12
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 0 Series 1994-1 Certificateholders,  58 Series 1995-1
Certificateholders, 49 Series 1996-1 Certificateholders and 16 1996-2 Certificateholders at October 27, 1999. There is no established public trading market for any of these Certificates. The Series 1997-1
Certificates, sold pursuant to Regulation S under the Act, were listed on the Luxembourg and Hong Kong Stock Exchanges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Bank of New York       $113,060         11.3%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $ 80,245          8.0%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Dr.
                  Nashville, TN  37211

Series 1995-1     Boston Safe Deposit &  $111,125         11.1%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Bank of Tokyo-         $110,000         11.0%
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      Trust Operations
                   Dept Plaza 3
                  5th Floor Harborside
                  Fin'l Ctr
                  Jersey City, NJ 07311-1904

Series 1995-1     Chase Manhattan Bank   $270,982         27.1%
6.50% Auto Loan   4 New York Plaza
Asset Backed      13th Fl.
Certificates      New York, NY 10004

Series 1995-1     State Street Bank and  $110,220         11.0%
6.50% Auto Loan    Trust Company
Asset Backed      1776 Heritage Drive
Certificates      Global Corp. Action Unit
                  JAB 5NY
                  No. Quincy, MA l02171

Series 1996-1,  Bankers Trust Company    $113,404         14.2%
5.50% Auto      c/o BT Services
Loan Asset        Tennessee, Inc.
Backed          Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-1   Boston Safe Deposit &   $145,420         18.2%
5.50% Auto       Trust Co.
Loan Asset      c/o Mellon Bank N.A.
Backed          Three Mellon Center
Certificates    Room 153-3015
                Pittsburgh, PA 15259

Series 1996-1   Chase Manhattan Bank     $100,940         12.6%
5.50% Auto      4 New York Plaza
Loan Asset      13th Fl.
Backed          New York, NY 10004
Certificates

Series 1996-1   Prudential Securities    $ 89,110         11.1%
5.50% Auto       Custody
Loan Asset      c/o ADP Proxy Services
Backed          51 Mercedes Way
Certificates    Edgewood, NY 11717

Series 1996-1   State Street Bank and    $149,825         18.7%
5.50% Auto       Trust Company
Loan Asset      1776 Heritage Drive
Backed          Global Corp. Action Unit
Certificates    JAB 5NY
                No. Quincy, MA 02171

Series 1996-2   Bankers Trust Company    $145,175         15.1%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-2   Chase Manhattan Bank     $ 79,525          8.3%
Floating Rate   4 New York Plaza
Auto Loan       13th Floor
Asset Backed    New York, NY 10004
Certificates

Series 1996-2   Citibank, N.A.           $191,500         19.9%
Floating Rate   P.O. Box 30576
Auto Loan       Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1996-2   State Street Bank         $377,870         39.4%
Floating Rate    and Trust Co.
Auto Loan       1776 Heritage Drive
Asset Backed    Global Corp. Action Unit
Certificates    JAB 5NY
                No. Qunicy, MA 02171

Series 1996-2   The Norhtern Trust Co.     $ 56,500         5.9%
Floating Rate   801 South Canal
Auto Loan       C-In
Asset Backed    Chicago, IL 60607
Certificates


* As of October 27, 1999


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

Exhibit 19.4  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended April 30, 1999.        Master Trust Current
                                           Report on Form 8-K
                                           dated April 30, 1999
                                           and incorporated
                                           herein by reference.

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

Designation   Description                  Method of Filing
-----------   -----------                  ----------------

Exhibit 19.7 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              July 31, 1999.               Master Trust Current
                                           Report on Form 8-K
                                           dated July 31, 1999
                                           and incorporated
                                           herein
                                           by reference.

Exhibit 19.8 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              August 31, 1999.             Master Trust Current
                                           Report on Form 8-K
                                           dated August 31, 1999
                                           and incorporated
                                           herein
                                           by reference.

Exhibit 19.9 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              September 30, 1999.          Master Trust Current
                                           Report on Form 8-K
                                           dated September 30, 1999
                                           and incorporated
                                           herein
                                           by reference.

Exhibit 99    Selected Information         Filed with this
              relating to the Series       report.
              1994-1 Certificates,
              the Series 1995-1
              Certificates, the Series
              1996-1 Certificates,
              the Series 1996-2
              Certificates and the Series
              1997-1 Certificates.

     (b) Reports on Form 8-K

Date of Report                             Item


July 31, 1999                    Item 5 - Other Events
August 31, 1999                  Item 5 - Other Events
September 30, 1999               Item 5 - Other Events

                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



November 12, 1999                   By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 1999.

Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 1999.

Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 1999.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 1999.

Exhibit 19.7        Distribution Date Statement       *
                    for Collection Period
                    ended July 31, 1999.

Exhibit 19.8        Distribution Date Statement       *
                    for Collection Period
                    ended August 31, 1999.

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