Form 10-K
period 1999-12-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 2000-02-24
CIK 882135

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----
                                    FORM 10-K
(Mark One)

XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1999

                                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                  to                    .

Commission file numbers 0-21686

Commission file number:  021686

                       FORD CREDIT AUTO LOAN MASTER TRUST
                     SERIES 1994-1, 1995-1, 1996-1, 1996-2
            (Ford Credit Auto Receivables Corporation - Originator)

----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

       Delaware                          38-2973806

--------------------         -----------------------------------
(State of Incorporation)     (I.R.S. employer identification no.)

 One American Road, Dearborn, Michigan               48126

---------------------------------------            ---------
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

The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and sold to the general public the Series 1994-1, Floating Rate Auto Loan Asset Backed Certificates (the "1994-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1995-1, 6.50% Auto Loan Asset Backed Certificates (the "1995-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1996-1, 5.50% Auto Loan Asset Backed Certificates (the "1996-1 Certificates") in the initial principal amount of $800,000,000 and the Series 1996-2 Variable Rate Auto Loan Asset Backed Certificates (the "1996-2 Certificates") in the initial principal amount of $960,000,000. In April 1997, the Company sold pursuant to Regulation S under the Act, the Series 1997-1 Floating Rate Auto Loan Asset Backed Certificates (the "Series 1997-1 Certificates") in the initial amount of $750,000,000. The Series 1994-1 Certificates, Series 1995-1 Certificates, Series 1996-1 Certificates, Series 1996-2 Certificates and Series 1997-1 were created pursuant to the Series 1994-1 Supplement dated as of June 30, 1994 to the Pooling and Servicing Agreement (the "1994-1 Supplement"), the Series 1995-1 Supplement dated as of June 30, 1995 to the Pooling and Servicing Agreement (the "1995-1 Supplement"), the Series 1996-1 Supplement dated as of December 31, 1995 to the Pooling and Servicing Agreement (the "1996-1 Supplement"), the Series 1996-2 Supplement dated as of December 31, 1995 to the Pooling and Servicing Agreement (the "1996-2 Supplement") and the Series 1997-1 Supplement dated as of March 31, 1997 to the Pooling and Servicing Agreement (the "1997-1 Supplement"), respectively. Each Series of Certificates represents an undivided interest in certain assets of the Trust.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 61 Series 1995-1 Certificateholders, 52 Series 1996-1 Certificateholders and 17 1996-2 Certificateholders at January 12, 2000. There is no established public trading market for any of these Certificates. The Series 1997-1 Certificates, sold pursuant to Regulation S under the Act, were listed on the Luxembourg and Hong Kong Stock Exchanges. The Series 1994-1 Certificates were paid in full during 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

                                    PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class

  ---------       ----------------    --------------    --------
Series 1995-1     Bank of New York       $109,675         11.0%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Bankers Trust Company  $ 74,945          7.5%
6.50% Auto Loan   c/o BT Services
Asset Backed        Tennessee, Inc.
Certificates      Custody Services
                  648 Grassmere Park Dr.
                  Nashville, TN  37211

Series 1995-1     Boston Safe Deposit &  $110,975         11.1%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

                                    (3)Amount and
                                       nature of

              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class

  ---------       ----------------    --------------    --------
Series 1995-1     Bank of Tokyo-         $110,000         11.0%
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      Trust Operations
                   Dept Plaza 3
                  5th Floor Harborside
                  Fin'l Ctr
                  Jersey City, NJ 07311-1904

Series 1995-1     Chase Manhattan Bank   $271,772         27.2%
6.50% Auto Loan   4 New York Plaza
Asset Backed      13th Fl.
Certificates      New York, NY 10004

Series 1995-1     State Street Bank and  $110,745         11.0%
6.50% Auto Loan    Trust Company
Asset Backed      1776 Heritage Drive
Certificates      Global Corp. Action Unit
                  JAB 5NY
                  No. Quincy, MA l02171

Series 1996-1,    Bankers Trust Company  $107,724         13.5%
5.50% Auto         c/o BT Services
Loan Asset         Tennessee, Inc.
Backed            Custody Services
Certificates      648 Grassmere Park Rd.
                  Nashville, TN  37211

Series 1996-1     Boston Safe Deposit &  $160,475         20.0%
5.50% Auto         Trust Co.
Loan Asset        c/o Mellon Bank N.A.
Backed            Three Mellon Center
Certificates      Room 153-3015
                  Pittsburgh, PA 15259

Series 1996-1     Chase Manhattan Bank   $ 70,225          9.0%
5.50% Auto        4 New York Plaza
Loan Asset        13th Fl.
Backed            New York, NY 10004
Certificates

Series 1996-1     Prudential Securities  $ 89,110         11.1%
5.50% Auto         Custody
Loan Asset        c/o ADP Proxy Services
Backed            51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1996-1     State Street Bank and  $160,040         20.0%
5.50% Auto         Trust Company
Loan Asset        1776 Heritage Drive
Backed            Global Corp. Action Unit
Certificates      JAB 5NY
                  No. Quincy, MA 02171

Series 1996-2     Bank of New York       $ 52,950          5.5%
Floating Rate     925 Patterson Plank Rd.
Auto Loan         Secaucus, NJ 07094
Asset Backed
Certificates

Series 1996-2     Bankers Trust Company  $145,175         15.1%
Floating Rate      c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed      Custody Services
Certificates      648 Grassmere Park Rd.
                  Nashville, TN  37211

                                    (3)Amount and
                                       nature of

              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class

  ---------       ----------------    --------------    --------
Series 1996-2     Chase Manhattan Bank   $ 62,955          6.6%
Floating Rate     4 New York Plaza
Auto Loan         13th Floor
Asset Backed      New York, NY 10004
Certificates

Series 1996-2     Citibank, N.A.         $191,500         19.9%
Floating Rate     P.O. Box 30576
Auto Loan         Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1996-2     The Northern Trust Co. $ 58,310          6.1%
Floating Rate     801 South Canal
Auto Loan         C-In
Asset Backed      Chicago, IL 60607
Certificates

Series 1996-2     State Street Bank      $389,570         40.6%
Floating Rate      and Trust Co.
Auto Loan         1776 Heritage Drive
Asset Backed      Global Corp. Action Unit
Certificates      JAB 5NY
                  No. Qunicy, MA 02171



* As of January 12, 2000

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

Exhibit 19.10 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              October 31, 1999.            Master Trust Current
                                           Report  on Form 8-K  dated  October
                                           31, 1999 and  incorporated  herein by
                                           reference.

Exhibit 19.11 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              November 30, 1999.           Master Trust Current
                                           Report  on Form 8-K  dated  November
                                           30, 1999 and  incorporated  herein by
                                           reference.

Exhibit 19.12 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              December 31, 1999.           Master Trust Current
                                           Report  on Form 8-K  dated  December
                                           31, 1999 and  incorporated  herein by
                                           reference.

Exhibit 99.1  Selected  Information        Filed with this
              relating to the Series       report.
              1994-1 Certificates,
              the Series 1995-1
              Certificates,  the Series
              1996-1 Certificates, the
              Series 1996-2 Certificates
              and the Series 1997-1
              Certificates.

     (b) Reports on Form 8-K

Date of Report                             Item

October 31, 1999                    Item 5 - Other Events
November 30, 1999                   Item 5 - Other Events
December 31, 1999                   Item 5 - Other Events

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Ford Credit Auto Loan Master Trust
                                       (Registrant)

February 24, 2000                   By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

                                  EXHIBIT INDEX

Exhibit

Number         Description of Exhibit            Page

--------       ----------------------            ----
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

Exhibit

Number           Description of Exhibit            Page

--------         ----------------------            ----
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

Exhibit 19.10 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              October 31, 1999.            Master Trust Current
                                           Report  on Form 8-K  dated  October
                                           31, 1999 and  incorporated  herein by
                                           reference.

Exhibit 19.11 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              November 30, 1999.           Master Trust Current
                                           Report  on Form 8-K  dated  November
                                           30, 1999 and  incorporated  herein by
                                           reference.

Exhibit 19.12 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              December 31, 1999.           Master Trust Current
                                           Report  on Form 8-K  dated  December
                                           31, 1999 and  incorporated  herein by
                                           reference.

Exhibit 99.1  Selected  Information        Filed with this
              relating to the Series       report.
              1994-1 Certificates,
              the Series 1995-1
              Certificates,  the Series
              1996-1 Certificates, the
              Series 1996-2 Certificates
              and the Series 1997-1
              Certificates.