Form 10-Q
period 2000-03-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 2000-05-02
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ----------------

Commission file number:  021686

              FORD CREDIT AUTO LOAN MASTER TRUST
    (Ford Credit Auto Receivables Corporation - Originator)
----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

       Delaware                          38-2973806
--------------------         -----------------------------------
(State of Incorporation)     (I.R.S. employer identification no.)

 One American Road, Dearborn, Michigan               48121
---------------------------------------            ---------
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

In 1995, the Company registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, (the "Act") and sold to the general public the Series 1995-1, 6.50% Auto Loan
Asset Backed Certificates (the "Series 1995-1 Certificates") in the initial principal amount of $1,000,000,000. In 1996, the Company registered with the Commission under the Act and sold to the general public the 1996-1, 5.50%
Auto Loan Asset Backed Certificates (the "Series 1996-1 Certificates") in the initial amount of $800,000,000 and the Series 1996-2, Floating
Rate Auto Loan Asset Backed Certificates (the 1996-2 Certificates") in the initial amount of $960,000,000. In April 1997, the Company sold pursuant to Regulation S under the Act, the Series 1997-1 Floating Rate
Auto Loan Asset Backed Certificates (the "Series 1997-1 Certificates") in the initial amount of $750,000,000. The Series 1995-1 Certificates, the Series 1996-1 Certificates, the Series 1996-2 Certificates and the Series 1997-1 Certificates were created pursuant to the Series 1995-1 Supplement dated as of June 30, 1995 to the Pooling and Servicing Agreement (the "1995-1 Supplement"), the Series 1996-1 Supplement dated December 31, 1995 to the Pooling and Servicing Agreement (the "1996-1 Supplement"), the Series 1996-2 Supplement dated December 31, 1995 to the Pooling and Servicing Agreement (the "1996-2 Supplement"), and the Series 1997-1 Supplement dated as of March 31, 1997 to the Pooling and Servicing Agreement(the "1997-1 Supplement"), respectively. Each Series of Certificates represents an undivided interest in certain assets of the Trust.

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

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 66 Series 1995-1 Certificateholders, 53 Series 1996-1
Certificateholders and 17 1996-2 Certificateholders at April 26, 2000. There is no established public trading market for any of these Certificates. The Series 1997-1 Certificates, sold pursuant to Regulation S under the Act, were listed on the Luxembourg and Hong Kong Stock Exchanges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Bank of New York       $114,625         11.46%
6.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1995-1     Boston Safe Deposit &  $109,560         10.96%
6.50% Auto Loan    Trust Co.
Asset Backed      c/o Mellon Bank N.A.
Certificates      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1995-1     Bank of Tokyo-         $110,000         11.0%
6.50% Auto Loan    Mitsubishi Trust
Asset Backed       Company (The)
Certificates      Trust Operations
                   Dept Plaza 3
                  5th Floor Harborside
                  Fin'l Ctr
                  Jersey City, NJ 07311-1904

Series 1995-1     Chase Manhattan Bank   $245,012         24.5%
6.50% Auto Loan   4 New York Plaza
Asset Backed      13th Fl.
Certificates      New York, NY 10004

Series 1995-1     Warburg Dillon         $ 53,433         5.34%
6.50% Auto Loan    Read LLC
Asset Backed      677 Washington Boulevard
Certificates      Stamford, CT  06901

Series 1996-1     Bank of New York       $ 57,425         7.18%
5.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1996-1,    Bankers Trust Company  $ 97,939        12.24%
5.50% Auto         c/o BT Services
Loan Asset        Tennessee, Inc.
Backed            Custody Services
Certificates      648 Grassmere Park Rd.
                  Nashville, TN  37211

Series 1996-1   Boston Safe Deposit &   $158,200         19.77%
5.50% Auto       Trust Co.
Loan Asset      c/o Mellon Bank N.A.
Backed          Three Mellon Center
Certificates    Room 153-3015
                Pittsburgh, PA 15259

Series 1996-1   Chase Manhattan Bank     $ 64,395          8.05%
5.50% Auto      4 New York Plaza
Loan Asset      13th Fl.
Backed          New York, NY 10004
Certificates

Series 1996-1   Prudential Securities    $ 89,110         11.14%
5.50% Auto       Custody
Loan Asset      c/o ADP Proxy Services
Backed          51 Mercedes Way
Certificates    Edgewood, NY 11717

Series 1996-1   State Street Bank and    $106,615         13.33%
5.50% Auto       Trust Company
Loan Asset      1776 Heritage Drive
Backed          Global Corp. Action Unit
Certificates    JAB 5NY
                No. Quincy, MA 02171

Series 1996-1     Warburg Dillon         $ 46,585         5.82%
5.50% Auto Loan    Read LLC
Asset Backed      677 Washington Boulevard
Certificates      Stamford, CT  06901

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-2     Bank of New York       $ 52,950         5.51%
Floating Rate     925 Patterson Plank Rd.
Auto Loan         Secaucus, NJ 07094
Asset Backed
Certificates

Series 1996-2   Bankers Trust Company    $173,805         18.1%
Floating Rate   c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed    Custody Services
Certificates    648 Grassmere Park Rd.
                Nashville, TN  37211

Series 1996-2   Chase Manhattan Bank     $ 62,705          6.53%
Floating Rate   4 New York Plaza
Auto Loan       13th Floor
Asset Backed    New York, NY 10004
Certificates

Series 1996-2   Citibank, N.A.           $191,500         19.97%
Floating Rate   P.O. Box 30576
Auto Loan       Tampa, FL 33630-3576
Asset Backed
Certificates

Series 1996-2   The Northern Trust Co.   $ 57,560           6.0%
Floating Rate   801 South Canal
Auto Loan       C-In
Asset Backed    Chicago, IL 60607
Certificates

Series 1996-2   State Street Bank        $384,390         40.04%
Floating Rate    and Trust Co.
Auto Loan       1776 Heritage Drive
Asset Backed    Global Corp. Action Unit
Certificates    JAB 5NY
                No. Qunicy, MA 02171

* As of April 26, 2000


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

Designation   Description                  Method of Filing
-----------   -----------                  -----------------
Exhibit 19.1  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended January 31, 2000.      Master Trust Current
                                           Report on Form 8-K
                                           dated January 31, 2000
                                           and incorporated
                                           herein by reference.

Exhibit 19.2 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              February 29, 2000.           Master Trust Current
                                           Report on Form 8-K
                                           dated February 29, 2000
                                           and incorporated
                                           herein by reference.

Exhibit 19.3 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              March 31, 2000.              Master Trust Current
                                           Report on Form 8-K
                                           dated March 31, 2000
                                           and incorporated
                                           herein
                                           by reference.


Exhibit 99    Selected Information         Filed with this
              relating to the Series       report.
              1995-1 Certificates,
              the Series 1996-1
              Certificates,
              the Series 1996-2
              Certificates and the Series
              1997-1 Certificates.

     (b) Reports on Form 8-K

Date of Report                          Item


January 31, 2000                Item 5 - Other Events
February 29, 2000               Item 5 - Other Events
March 31, 2000                  Item 5 - Other Events

                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



May 2, 2000                       By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 19.1        Distribution Date Statement       *
                    for Collection Period
                    ended January 31, 2000.

Exhibit 19.2        Distribution Date Statement       *
                    for Collection Period
                    ended February 29, 2000.

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 2000.

Exhibit 99          Selected Information relating     10
                    to the Series 1995-1 Certificates,
                    the Series 1996-1 Certificates,
                    the Series 1996-2 Certificates,
                    and the Series 1997-1 Certificates.

__________________
* Previously Filed

                                                                   Exhibit 99
                             Selected Information
                              Relating to Series
                    Series 1995-1 Certificates, Series 1996-1
                Certificates, Series 1996-2 Certificates, and
                       Series 1997-1 Certificates from
                  January 1, 2000 through March 31, 2000
                 --------------------------------------------



                Series 1995-1     Series 1996-1   Series 1996-2    Series 1997-1
                6.50% Auto        5.50% Auto      Floating Rate    Floating Rate
                Loan Asset        Loan Asset      Loan Asset       Loan Asset
                Backed            Backed          Backed           Backed
                Certificates      Certificates    Certificates     Certificates
                ------------     -------------     -------------   ------------


Interest
Paid            $ 19,111,111.13   $ 11,208,333.35 $ 15,452,333.33  $ 12,472,135.42

Servicing
Fee Paid        $  2,499,999.99   $  2,000,000.01 $  2,400,000.00  $  1,875,000.00
