Form 10-Q
period 2000-09-30
FORD CREDIT AUTO LOAN MASTER TRUST
filed 2000-11-14
CIK 882135

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

ITEM 3.  LEGAL PROCEEDINGS
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were ???70 Series 1995-1 Certificateholders, 57 Series 1996-1 Certificateholders and 16 1996-2 Certificateholders at August 9, 2000. There is no established public trading market for any of these Certificates. The Series 1997-1 Certificates, sold pursuant to Regulation S under the Act, were listed on the Luxembourg and Hong Kong Stock Exchanges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------


Series 1996-1     Bank of New York       $ 67,055          8.38%
5.50% Auto Loan   925 Patterson Plank Rd.
Asset Backed      Secaucus, NJ 07094
Certificates

Series 1996-1,    Bankers Trust Company  $ 95,454         11.93%
5.50% Auto        648 Grassmere Park Rd.
Loan Asset        Nashville, TN  37211
Backed
Certificates


Series 1996-1     Boston Safe Deposit &  $156,015         19.50%
5.50% Auto         Trust Co.
Loan Asset        c/o Mellon Bank N.A.
Backed            Three Mellon Center
Certificates      Room 153-3015
                  Pittsburgh, PA 15259

Series 1996-1     Chase Manhattan Bank   $ 69,565          8.70%
5.50% Auto        4 New York Plaza
Loan Asset        13th Floor
Backed            New York, NY 10004
Certificates

Series 1996-1     Chase Manhattan Bank   $ 49,800          6.23%
5.50% Auto        Correspondence Clearing
Loan Asset        Services
Backed            4 New York Plaza
Certificates      13th Floor
                  New York, NY 10004

Series 1996-1    Goldman, Sachs & Co.    $ 47,000          5.88%
5.50% Auto Loan  1 New York Plaza
Asset Backed     45th Floor
Certificates     New York, NY  10004

Series 1996-1    State Street Bank and   $102,915         12.86%
5.50% Auto        Trust Company
Loan Asset       1776 Heritage Drive
Backed           Global Corp. Action Unit
Certificates     JAB 5NW
                 No. Quincy, MA 02171

                                    (3)Amount and
                                       nature of
              (2) Name and Address     beneficial
(1)Title of       of beneficial        ownership     (4)Percent
   Class          owner*              (in thousands)    of Class
  ---------       ----------------    --------------    --------
Series 1996-2   Bank of New York         $ 57,950         6.04%
Floating Rate   925 Patterson Plank Rd.
Auto Loan       Secaucus, NJ 07094
Asset Backed
Certificates

Series 1996-2   Bankers Trust Company    $173,005        18.02%
Floating Rate   648 Grassmere Park Rd
Auto Loan       Nashville, TN  37211
Asset Backed
Certificates


Series 1996-2   Chase Manhattan Bank     $ 57,705         6.01%
Floating Rate   4 New York Plaza
Auto Loan       13th Floor
Asset Backed    New York, NY 10004
Certificates

Series 1996-2   Citibank, N.A.           $191,000         19.90%
Floating Rate   3800 Citicorp Center Tampa
Auto Loan       Tampa, FL 33610-9122
Asset Backed
Certificates

Series 1996-2   The Northern Trust Co.   $ 57,560          6.00%
Floating Rate   801 South Canal
Auto Loan       C-IN
Asset Backed    Chicago, IL 60607
Certificates

Series 1996-2   State Street Bank        $383,380         39.94%
Floating Rate    and Trust Co.
Auto Loan       1776 Heritage Drive
Asset Backed    Global Corp. Action Unit
Certificates    JAB 5NW
                No. Qunicy, MA 02171

* As of October 30, 2000


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


Exhibit 19.7 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              July 31, 2000.               Master Trust Current
                                           Report on Form 8-K
                                           dated July 31, 2000
                                           and incorporated
                                           herein
                                           by reference.

Exhibit 19.8 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              August 31, 2000.             Master Trust Current
                                           Report on Form 8-K
                                           dated August 31, 2000
                                           and incorporated
                                           herein
                                           by reference.

Exhibit 19.9 Distribution Date Statement Filed as Exhibit 19 to for Collection Period ended Ford Credit Auto Loan
              September 30, 2000.          Master Trust Current
                                           Report on Form 8-K
                                           dated September 30, 2000
                                           and incorporated
                                           herein
                                           by reference.

Exhibit 99    Selected Information         Filed with this
              relating to the Series       report.
              1996-1 Certificates,
              the Series 1996-2
              Certificates and the Series
              1997-1 Certificates.


     (b) Reports on Form 8-K

Date of Report                          Item


January 31, 2000                Item 5 - Other Events
February 29, 2000               Item 5 - Other Events
March 31, 2000                  Item 5 - Other Events
April 30, 2000                  Item 5 - Other Events
May 31, 2000                    Item 5 - Other Events
June 30, 2000                   Item 5 - Other Events
July 31, 2000                   Item 5 - Other Events
August 31, 2000                 Item 5 - Other Events
September 30, 2000              Item 5 - Other Events

                                 SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Ford Credit Auto Loan Master Trust
                                       (Registrant)



November 14, 2000                   By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 19.3        Distribution Date Statement       *
                    for Collection Period
                    ended March 31, 2000.

Exhibit 19.4        Distribution Date Statement       *
                    for Collection Period
                    ended April 30, 2000.

Exhibit 19.5        Distribution Date Statement       *
                    for Collection Period
                    ended May 31, 2000.

Exhibit 19.6        Distribution Date Statement       *
                    for Collection Period
                    ended June 30, 2000.

Exhibit 19.7        Distribution Date Statement       *
                    for Collection Period
                    ended July 31, 2000.

Exhibit 19.8        Distribution Date Statement       *
                    for Collection Period
                    ended August 31, 2000.

Exhibit 19.9        Distribution Date Statement       *
                    for Collection Period
                    ended September 30, 2000.


Exhibit 99          Selected Information relating     10
                    to the Series 1996-1 Certificates,
                    the Series 1996-2 Certificates,
                    and the Series 1997-1 Certificates.

__________________
* Previously Filed

                                                                   Exhibit 99
                             Selected Information
                              Relating to Series
                        Series 1996-1 Certificates,
                      Series 1996-2 Certificates, and
                       Series 1997-1 Certificates from
                  January 1, 2000 through September 30, 2000
                 --------------------------------------------



                Series 1996-1   Series 1996-2    Series 1997-1
                5.50% Auto      Floating Rate    Floating Rate
                Loan Asset      Loan Asset       Loan Asset
                Backed          Backed           Backed
                Certificates    Certificates     Certificates
                ------------    -------------    ------------


Interest
Paid            $ 33,208,333.37  $ 48,085,666.66  $ 37,385,859.38

Servicing
Fee Paid        $  6,000,000.03  $  7,200,000.00  $  5,625,000.00