Form 10-K
period 2000-12-31
FORD CREDIT AUTO LOAN MASTER TRUST
filed 2001-03-29
CIK 882135

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----
                                    FORM 10-K
(Mark One)

XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2000

                                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                  to                    .


Commission file numbers 0-21686


                       FORD CREDIT AUTO LOAN MASTER TRUST
                           SERIES 1995-1, 1996-1, 1996-2, 1997-1
            (Ford Credit Auto Receivables Corporation - Originator)

        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                          38-2973806

      --------------------         -----------------------------------
     (State of Incorporation)     (I.R.S. employer identification no.)

      One American Road, Dearborn, Michigan               48126

     ---------------------------------------            ---------
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

The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and sold to the general public the Series 1995-1, 6.50% Auto Loan Asset Backed Certificates
(the "1995-1 Certificates") in the initial principal amount of $1,000,000,000, the Series 1996-1, 5.50% Auto Loan Asset Backed Certificates (the "1996-1 Certificates") in the initial principal amount of $800,000,000 and the Series 1996-2 Variable Rate Auto Loan Asset Backed Certificates (the "1996-2 Certificates") in the initial principal amount of $960,000,000. In April 1997, the Company sold pursuant to Regulation S under the Act, the Series 1997-1 Floating Rate Auto Loan Asset Backed Certificates (the "Series 1997-1 Certificates") in the initial amount of $750,000,000. The Series 1995-1 Certificates, Series 1996-1 Certificates, Series 1996-2 Certificates and Series 1997-1 were created pursuant to the Series 1995-1 Supplement dated as of June 30, 1995 to the Pooling and Servicing Agreement (the "1995-1 Supplement"), the Series 1996-1 Supplement dated as of December 31, 1995 to the Pooling and Servicing Agreement (the "1996-1 Supplement"), the Series 1996-2 Supplement dated as of December 31, 1995 to the Pooling and Servicing Agreement
(the "1996-2 Supplement") and the Series 1997-1 Supplement dated as of
March 31, 1997 to the Pooling and Servicing Agreement (the "1997-1 Supplement"), respectively. Each Series of Certificates represents an undivided interest in certain assets of the Trust.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There were 55 Series 1996-1 Certificateholders and 18 Series 1996-2 Certificateholders as of January 22, 2001. There is no established public trading market for any of these Certificates. The Series 1997-1 Certificates, sold pursuant to Regulation S under the Act, were listed on the Luxembourg and Hong Kong Stock Exchanges. The Series 1995-1 Certificates were paid in full during 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

                                    PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

                                           (3)Amount and
                                             nature of
              (2) Name and Address          beneficial
(1)Title of       of beneficial             ownership          (4)Percent
   Class          owner*                  (in thousands)        of Class

  ---------       ----------------         --------------      --------
Series 1996-1     Bank of New York (The)       $ 44,905          5.6%
5.50% Auto        925 Patterson Plank Rd.
Loan Asset        Secaucus, NJ 07094
Backed
Certificates

Series 1996-1     Bankers Trust Company        $102,454         12.8%
5.50% Auto         c/o BT Services
Loan Asset         Tennessee, Inc.
Backed            Custody Services
Certificates      648 Grassmere Park Rd.
                  Nashville, TN  37211

Series 1996-1     Boston Safe Deposit &        $177,215         22.2%
5.50% Auto         Trust Co.
Loan Asset        c/o Mellon Bank N.A.
Backed            Three Mellon Center
Certificates      Room 153-3015
                  Pittsburgh, PA 15259

Series 1996-1     Chase Manhattan Bank         $ 74,365          9.3%
5.50% Auto        4 New York Plaza
Loan Asset        13th Floor
Backed            New York, NY 10004
Certificates

Series 1996-1     CIBC World Markets Corp.     $ 58,170          7.3%
5.50% Auto        200 Liberty Street
Loan Asset        New York, NY  10281
Backed
Certificates

Series 1996-1     Prudential Securities        $ 89,110         11.1%
5.50% Auto         Custody
Loan Asset        c/o ADP Proxy Services
Backed            51 Mercedes Way
Certificates      Edgewood, NY 11717

Series 1996-1     State Street Bank and        $103,990         13.0%
5.50% Auto         Trust Company
Loan Asset        1776 Heritage Drive
Backed            Global Corp. Action Unit
Certificates      JAB 5NW
                  No. Quincy, MA 02171

Series 1996-2     Bankers Trust Company        $185,005         19.3%
Floating Rate      c/o BT Services
Auto Loan         Tennessee, Inc.
Asset Backed      Custody Services
Certificates      648 Grassmere Park Rd.
                  Nashville, TN  37211

Series 1996-2     Chase Manhattan Bank         $ 55,705          5.8%
Floating Rate     4 New York Plaza
Auto Loan         13th Floor
Asset Backed      New York, NY 10004
Certificates

Series 1996-2     Citibank, N.A.               $196,000         20.4%
Floating Rate     3800 Citicorp Center Tampa
Auto Loan         Tampa, FL 33610
Asset Backed
Certificates

Series 1996-2     Northern Trust Company (The) $ 57,560          6.0%
Floating Rate     801 South Canal
Auto Loan         C-IN
Asset Backed      Chicago, IL 60607
Certificates

Series 1996-2     State Street Bank            $380,580         39.6%
Floating Rate      and Trust Co.
Auto Loan         1776 Heritage Drive
Asset Backed      Global Corp. Action Unit
Certificates      JAB 5NW
                  No. Qunicy, MA 02171


* As of January 22, 2001

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

Exhibit 19.2  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              February 28, 2000.           Master Trust Current
                                           Report on Form 8-K dated February 28,
                                           2000  and   incorporated   herein  by
                                           reference.

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

Exhibit 19.4  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended April 30, 2000.        Master Trust Current
                                           Report  on Form 8-K  dated  April 30,
                                           2000  and   incorporated   herein  by
                                           reference.

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

Exhibit 19.10 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              October 31, 2000.            Master Trust Current
                                           Report  on Form 8-K  dated  October
                                           31, 2000 and  incorporated  herein by
                                           reference.

Exhibit 19.11 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              November 30, 2000.           Master Trust Current
                                           Report  on Form 8-K  dated  November
                                           30, 2000 and  incorporated  herein by
                                           reference.

Exhibit 19.12 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              December 31, 2000.           Master Trust Current
                                           Report  on Form 8-K  dated  December
                                           31, 2000 and  incorporated  herein by
                                           reference.

Exhibit 99.1  Selected  Information        Filed with this
              relating to the Series       report.
              1995-1 Certificates,
              the Series 1996-1
              Certificates, the Series
              1996-2 Certificates
              and the Series 1997-1
              Certificates.

     (b) Reports on Form 8-K

Date of Report                             Item

October 31, 2000                    Item 5 - Other Events
November 30, 2000                   Item 5 - Other Events
December 31, 2000                   Item 5 - Other Events

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Ford Credit Auto Loan Master Trust
                                       (Registrant)

March 29, 2001                   By:/s/ Richard P. Conrad
                                    ------------------------
                                    Richard P. Conrad
                                    (Assistant Secretary of Ford
                                    Credit Auto Receivables
                                    Corporation, originator of
                                    Trust)

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

Exhibit 19.2  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              February 28, 2000.           Master Trust Current
                                           Report on Form 8-K dated February 28,
                                           2000  and   incorporated   herein  by
                                           reference.

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

Exhibit 19.4  Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period        Ford Credit Auto Loan
              ended April 30, 2000.        Master Trust Current
                                           Report  on Form 8-K  dated  April 30,
                                           2000  and   incorporated   herein  by
                                           reference.

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

Exhibit 19.10 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              October 31, 2000.            Master Trust Current
                                           Report  on Form 8-K  dated  October
                                           31, 2000 and  incorporated  herein by
                                           reference.

Exhibit 19.11 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              November 30, 2000.           Master Trust Current
                                           Report  on Form 8-K  dated  November
                                           30, 2000 and  incorporated  herein by
                                           reference.

Exhibit 19.12 Distribution Date Statement  Filed as Exhibit 19 to
              for Collection Period ended  Ford Credit Auto Loan
              December 31, 2000.           Master Trust Current
                                           Report  on Form 8-K  dated  December
                                           31, 2000 and  incorporated  herein by
                                           reference.

Exhibit 99.1  Selected  Information        Filed with this
              relating to the Series       report.
              1995-1 Certificates,
              the Series 1996-1
              Certificates, the Series
              1996-2 Certificates
              and the Series 1997-1
              Certificates.